Form 10-Q
period 1995-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 1995-11-14
CIK 809016

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                    Commission File No. 33-11193-1

          PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
       (Exact name of Registrant as specified in its charter)

             Texas                              75-2195512
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
             Midland, Texas                        79701
(Address of principal executive offices)         (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                           Not applicable
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes    /x/    No   / /

                        Page 1 of 16 pages.
                      There are no exhibits.

            PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                     (A Texas Limited Partnership)
                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              BALANCE SHEETS
                                            September 30,  December 31,
                                                1995           1994
                                            ------------   ------------
                                             (Unaudited)
              ASSETS

Current assets:
 Cash and cash equivalents, all interest
  bearing deposits                          $    152,444   $     99,355
 Accounts receivable - affiliate                      -          92,397
                                             -----------    -----------
    Total current assets                         152,444        191,752

Oil and gas properties - at cost, based on
 the successful efforts accounting method      7,027,032      7,030,659
  Accumulated depletion                       (4,089,649)    (3,801,267)
                                             -----------    -----------
Net oil and gas properties                     2,937,383      3,229,392
                                             -----------    -----------
                                            $  3,089,827   $  3,421,144
                                             ===========    ===========
 LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Accounts payable - affiliate               $     34,061   $         -

Partners' capital:
 Limited partners (24,426 interests)           3,023,967      3,385,691
 Managing general partner                         31,799         35,453
                                             -----------    -----------
                                               3,055,766      3,421,144
                                             -----------    -----------
                                            $  3,089,827   $  3,421,144
                                             ===========    ===========

The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

The accompanying notes are an integral part of these statements.

             PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                       (A Texas Limited Partnership)

                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                              Three months ended     Nine months ended
                                 September 30,         September 30,
                                1995      1994       1995        1994
                              --------  --------  ----------  ----------
Revenues:
 Oil and gas sales            $363,040  $411,028  $1,140,712  $1,149,513
 Interest income                 3,055     1,518       8,526       3,689
 Salvage income from
  equipment disposal                -     32,791          -       51,533
 Gain on sale of assets             -         -          321          -
                               -------   -------   ---------   ---------
   Total revenues              366,095   445,337   1,149,559   1,204,735

Costs and expenses:
 Production costs              259,831   233,769     785,090     794,656
 General and administrative
  expenses                      10,891    12,330      34,221      34,485
 Depletion                      93,729    57,904     296,025     205,635
 (Gain) loss on abandoned
  properties                    (1,904)   17,157      12,435     118,084
 Abandoned property costs        1,052    41,284       7,269     114,122
                               -------   -------   ---------   ---------
   Total costs and expenses    363,599   362,444   1,135,040   1,266,982
                               -------   -------   ---------   ---------
Net income (loss)             $  2,496  $ 82,893  $   14,519  $  (62,247)
                               =======   =======   =========   =========
Allocation of net income (loss):
  Managing general partner    $     25  $    829  $      145  $     (622)
                               =======   =======   =========   =========
  Limited partners            $  2,471  $ 82,064  $   14,374  $  (61,625)
                               =======   =======   =========   =========
Net income (loss) per limited
 partnership interest         $    .10  $   3.36  $      .59  $    (2.52)
                               =======   =======   =========   =========
Distributions per limited
 partnership interest         $   4.60  $   5.00  $    15.40  $    13.85
                               =======   =======   =========   =========

    The financial information included herein has been prepared by management without audit by independent public accountants.
    The accompanying notes are an integral part of these statements.
                                     3

             PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                      (A Texas Limited Partnership)

                     STATEMENTS OF PARTNERS' CAPITAL
                               (Unaudited)


                                  Managing
                                  general      Limited
                                  partner      partners        Total
                                -----------   -----------   -----------

Balance at January 1, 1994      $    41,594   $ 3,993,716   $ 4,035,310

  Distributions                      (3,418)     (338,304)     (341,722)

  Net loss                             (622)      (61,625)      (62,247)
                                 ----------    ----------    ----------
Balance at September 30, 1994   $    37,554   $ 3,593,787   $ 3,631,341
                                 ==========    ==========    ==========

Balance at January 1, 1995      $    35,453   $ 3,385,691   $ 3,421,144

  Distributions                      (3,799)     (376,098)     (379,897)

  Net income                            145        14,374        14,519
                                 ----------    ----------    ----------
Balance at September 30, 1995   $    31,799   $ 3,023,967   $ 3,055,766
                                 ==========    ==========    ==========



    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

            PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                     (A Texas Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                               Nine months ended
                                                 September 30,
                                                 1995        1994
                                              ----------  ----------
Cash flows from operating activities:
 Net income (loss)                            $   14,519  $  (62,247)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depletion                                      296,025     205,635
  Loss on abandoned properties                    12,435     118,084
  Salvage income from equipment disposal              -      (51,532)
  Gain on sale of assets                            (321)         -
Changes in assets and liabilities:
 (Increase) decrease in accounts receivable       54,440      (3,500)
 Increase in accounts payable                     34,061          -
                                               ---------   ---------
    Net cash provided by operating activities    411,159     206,440

Cash flows from investing activities:
 (Additions) deletions to oil and gas property (6,068) 1,958 Proceeds from equipment salvage on abandoned
  properties                                       3,409      44,332
 Proceeds from salvage income from equipment
  disposal                                        24,163      44,379
 Proceeds from sale of assets                        323          -
                                               ---------   ---------
    Net cash provided by investing activities     21,827      90,669

Cash flows from financing activities:
 Cash distributions to partners                 (379,897)   (341,722)
                                               ---------   ---------
Net increase (decrease) in cash and cash
 equivalents                                      53,089     (44,613)
Cash and cash equivalents at beginning
 of period                                        99,355     157,147
                                               ---------   ---------
Cash and cash equivalents at end of period    $  152,444  $  112,534
                                               =========   =========
   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.
                                   5

             PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                      (A Texas Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 1995
                               (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley Producing Properties 87-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services
Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The
May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $208,711, or $8.54 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant was formed October 1, 1987. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC") which was merged into PPDLP on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $12,213,000 representing 24,426 interests ($500 per interest) sold to a total of 1,150 limited partners.

Since its formation, the Registrant invested $8,710,533 in various prospects that were purchased in Texas. The Registrant completed seven purchases of producing properties involving working interests in 187 properties. A total of 81 uneconomical wells have been plugged and abandoned; two during 1988, 18 in 1989, 17 in 1990, 19 in 1991, nine in 1992, three in 1993, ten in 1994 and three during 1995. One well was sold during 1995. The Registrant also participated in the drilling of two oil and gas wells during 1988 which were completed as producers. All the properties are operated by the managing general partner.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $1,140,712 from $1,149,513 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in revenues resulted from a 6% decline in barrels of oil produced and sold and a 15% decline in mcf of gas produced and sold, in addition to a decline in the average price received per mcf of gas, offset by an increase in the average price received per barrel of oil. For the nine months ended September 30, 1995, 54,345 barrels of oil were sold compared to 57,621 for the same period in 1994, a decrease of 3,276 barrels. For the nine months ended September 30, 1995, 128,608 mcf of gas were sold compared to 150,436 for the same period in 1994, a decrease of 21,828 mcf. Because of the decline characteristics of the Registrant's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.53 from $15.73 for the nine months ended September 30, 1994 to $17.26 for the same period in 1995 while the average price received per mcf of gas decreased from $1.62 during the nine months ended September 30, 1994 to $1.58 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

Salvage income of $51,533 for the nine months ended September 30, 1994 was derived from equipment credits received on several wells that were plugged and abandoned in prior years. A loss on abandoned properties of $12,435 was recognized during the nine months ended September 30, 1995. This loss was the result of proceeds received of $26,572 from equipment salvage on abandoned properties, less the write-off of remaining capitalized well costs of $39,007. The loss of $118,084 on abandoned properties during the nine months ended September 30, 1994 resulted from proceeds received of $76,463 from equipment salvage on abandoned properties, less the write-off of remaining capitalized well costs of $194,547. Expenses incurred during 1995 to plug and abandon uneconomical wells totaled $7,269 compared to $114,122 for the same period in 1994.

A gain of $321 from the sale of one fully depleted well was realized during the nine months ended September 30, 1995.

COSTS AND EXPENSES:

Total costs and expenses decreased to $1,135,040 for the nine months ended September 30, 1995 as compared to $1,266,982 for the same period in 1994, a decrease of $131,942, or 10%. This decrease was due to declines in production costs, general and administrative expenses ("G&A"), abandoned property costs and the loss on abandoned properties, offset by an increase in depletion.

Production costs were $785,090 for the nine months ended September 30, 1995 and $794,656 for the same period in 1994, resulting in a $9,566 decrease. The decrease was primarily attributable to declines in workover expenses and ad valorem taxes, offset by an increase in well repair and maintenance costs incurred in an effort to stimulate production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased from $34,485 for the nine months ended September 30, 1994 to $34,221 for the same period in 1995.

Depletion was $296,025 for the nine months ended September 30, 1995 compared to $205,635 for the same period in 1994. This represented an increase in depletion of $90,390, or 44%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 3,276 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.34 per barrel. Comparatively, depletion expense for the three months ended September
30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.76 per barrel.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $208,711, or $8.54 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $363,040 from $411,028 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 12%. The decrease in revenues was the result of an 8% decline in barrels of oil produced and sold and a 10% decline in mcf of gas produced and sold, in addition to a 5% decrease in the average price received per barrel of oil, offset by a 3% increase in the average price received per mcf of gas. For the three months ended September 30, 1995, 17,615 barrels of oil were sold compared to 19,243 for the same period in 1994, a decrease of 1,628 barrels. For the three months ended September 30, 1995, 47,343 mcf of gas were sold compared to 52,452 for the same period in 1994, a decrease of 5,109 mcf. The decrease in production was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil decreased $.80 from $17.33 for the three months ended September 30, 1994 to $16.53 for the same period in 1995 while the average price received per mcf of gas increased from $1.48 during the three months ended September 30, 1994 to $1.52 in 1995.

Salvage income of $32,791 for the three months ended September 30, 1994 was derived from equipment credits received on wells that were plugged and abandoned in prior years. A gain on abandoned properties of $1,904 was recognized during the three months ended September 30, 1995, resulting from proceeds received of $1,904 from equipment salvage. The loss of $17,157 on abandoned properties during the three months ended September 30, 1994, resulted from proceeds received of $30,147 from equipment salvage on abandoned properties, less the write-off of remaining capitalized well costs of $47,304. Expenses incurred during the three months ended September 30, 1995 to plug and abandon uneconomical wells totaled $1,052 compared to $41,284 for the same period in 1994.

COSTS AND EXPENSES:

Total costs and expenses increased to $365,503 for the three months ended September 30, 1995 as compared to $362,444 for the same period in 1994, an increase of $3,059. This increase was due to increases in production costs and depletion, offset by declines in G&A, loss on abandoned properties and abandoned property costs.

Production costs were $259,831 for the three months ended September 30, 1995 and $233,769 for the same period in 1994, resulting in a $26,062 increase, or 11%. The increase was attributable to increases in well repair and maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 12% from $12,330 for the three months ended September 30, 1994 to $10,891 for the same period in 1995.

Depletion was $93,729 for the three months ended September 30, 1995 compared to $57,904 for the same period in 1994. This represented an increase in depletion of $35,825, or 62%. Oil production decreased 1,628 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.34 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities increased to $411,159 during the nine months ended September 30, 1995, a $204,719 increase from the same period ended September 30, 1994. This increase was primarily attributable to declines in production costs and abandoned property costs, offset by a slight decline in oil and gas sales. The decline in production costs was the result of less well repair and maintenance costs, while abandoned property costs declined due to less activity during the nine months ended September 30, 1995 compared to the same period in 1994. The decline in oil and gas sales was due to declines in barrels of oil and mcf of gas produced and sold and declining average prices received per mcf of gas.

NET CASH PROVIDED BY INVESTING ACTIVITIES

The Registrant's investing activities during the nine months ended September 30, 1995 included $6,068 for expenditures related to repair and maintenance activity on several oil and gas properties. The Registrant received $1,958 during the nine months ended September 30, 1994 from the disposal of oil and gas equipment on active properties.

Proceeds from salvage income of $24,163 from the sale of oil and gas equipment on properties abandoned in prior years were received during the nine months ended September 30, 1995, compared to $44,379 received during the same period in 1994. Proceeds of $3,409 and $44,332 were received from the salvage of equipment on several properties abandoned during the nine months ended September 30, 1995 and 1994, respectively.

One fully depleted property was sold during the nine months ended
September 30, 1995, resulting in the receipt of $323 in proceeds from the sale.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $379,897 of which $376,098 was distributed to the limited partners and $3,799 to the managing general partner. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $341,722 of which $338,304 was distributed to the limited partners and $3,418 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ACCOUNTING STANDARD ON IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.

                      PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $208,711, or $8.54 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

             PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                      (A Texas Limited Partnership)



                           S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PARKER & PARSLEY PRODUCING
                                 PROPERTIES 87-A, LTD.

                            By: Parker & Parsley Development L.P.,
                                 Managing General Partner

                                By: Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated: November 9, 1995    By: /s/ Steven L. Beal
                               ----------------------------------------
                               Steven L. Beal, Senior Vice President
                                and Chief Financial Officer of PPUSA