Form 10-Q
period 1996-03-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 1996-05-15
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       or

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

                               Page 1 of 13 pages.

                             -There are no exhibits-

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                   March 31,      December 31,
                                                     1996             1995
                                                 ------------     ------------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, all interest
   bearing deposits                              $    118,600     $    133,580
  Accounts receivable - affiliate                     144,964           53,753
                                                  -----------      -----------

        Total current assets                          263,564          187,333

Oil and gas properties - at cost, based on the
  successful efforts accounting method              7,007,839        7,039,141
     Accumulated depletion                         (4,546,044)      (4,505,198)
                                                  -----------      -----------

        Net oil and gas properties                  2,461,795        2,533,943
                                                  -----------      -----------

                                                 $  2,725,359     $  2,721,276
                                                  ==========       ===========

            PARTNERS' CAPITAL

Partners' capital:
  Limited partners (24,426 interests)            $   2,696,865    $  2,692,822
  Managing general partner                              28,494          28,454
                                                  ------------     -----------

                                                 $   2,725,359    $  2,721,276
                                                  ============     ===========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                       1996           1995
                                                    ----------     ----------
Revenues:
  Oil and gas sales                                 $  421,477     $  391,795
  Interest income                                        1,974          2,125
  Salvage income from equipment disposals               20,520             -
  Gain (loss) on abandoned properties                    6,168        (11,732)
                                                     ---------      ---------

         Total revenues                                450,139        382,188

Costs and expenses:
  Production costs                                     237,616        236,765
  General and administrative expenses                   12,644         11,754
  Abandoned property costs                              22,736          5,652
  Depletion                                             62,031        105,521
                                                     ---------      ---------

         Total costs and expenses                      335,027        359,692
                                                     ---------      ---------

Net income                                          $  115,112     $   22,496
                                                     =========      =========

Allocation of net income:
  Managing general partner                          $    1,151     $      225
                                                     =========      =========

  Limited partners                                  $  113,961     $   22,271
                                                     =========      =========

Net income per limited partnership interest         $     4.67     $      .91
                                                     =========      =========

Distributions per limited partnership interest      $     4.50     $     4.55
                                                     =========      =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners          Total
                                   -----------     -----------     -----------

Balance at January 1, 1995         $    35,453     $ 3,385,691     $ 3,421,144

    Distributions                       (1,283)       (111,139)       (112,422)

    Net income                             225          22,271          22,496
                                    ----------      ----------      ----------

Balance at March 31, 1995          $    34,395     $ 3,296,823     $ 3,331,218
                                    ==========      ==========      ==========


Balance at January 1, 1996         $    28,454     $ 2,692,822     $ 2,721,276

    Distributions                       (1,111)       (109,918)       (111,029)

    Net income                           1,151         113,961         115,112
                                    ----------      ----------      ----------

Balance at March 31, 1996          $    28,494     $ 2,696,865     $ 2,725,359
                                    ==========      ==========      ==========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                       Three months ended
                                                            March 31,
                                                       1996          1995
                                                   -----------    -----------
Cash flows from operating activities:
 Net income                                        $   115,112    $    22,496
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depletion                                            62,031        105,521
   Salvage income from equipment disposals             (20,520)            -
   (Gain) loss on abandoned properties                  (6,168)        11,732
  Changes in assets:
   Increase in accounts receivable                     (79,292)       (21,996)
                                                    ----------     ----------

     Net cash provided by operating activities          71,163        117,753

Cash flows from investing activities:
  Disposals of oil and gas equipment                     4,305          3,185
  Proceeds from salvage income on equipment
   disposals                                            20,581         13,193
                                                    ----------     ----------

     Net cash provided by investing activities          24,886         16,378

Cash flows from financing activities:
  Cash distributions to partners                      (111,029)      (112,422)
                                                    ----------     ----------
Net increase (decrease) in cash and cash
 equivalents                                           (14,980)        21,709
Cash and cash equivalents at beginning of period       133,580         99,355
                                                    ----------     ----------

Cash and cash equivalents at end of period         $   118,600    $   121,064
                                                    ==========     ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley Producing Properties 87-A, Ltd. (the "Registrant") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from Parker & Parsley Development LP ("PPDLP"). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $208,711, or $8.54 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of Parker & Parsley Development Company ("PPDC"), which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations(1)

The Registrant was formed October 1, 1987. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of Parker & Parsley Development Company ("PPDC"). PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $12,213,000 representing 24,426 interests ($500 per interest) sold to a total of 1,150 limited partners.

Since its formation, the Registrant invested $8,707,175 in various prospects that were purchased in Texas. The Registrant completed seven purchases of producing properties involving working interests in 187 properties, of which two previously productive wells were plugged and abandoned during 1988, 18 in 1989, 17 in 1990, 19 in 1991, nine in 1992, three in 1993, ten in 1994, three in 1995 and one during 1996. In addition, one well was sold during 1995. The Registrant also participated in the drilling of two oil and gas wells during 1988 which were completed as producers. All the properties are operated by the managing general partner.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $421,477 from $391,795 for the three months ended March 31, 1996 and 1995, respectively, an increase of 8%. The increase in revenues was the net result of a 10% increase in the average price received per barrel of oil and a 13% increase in the average price received per mcf of gas, offset by a 3% decline in barrels of oil produced and sold and a 2% decline in mcf of gas produced and sold. For the three months ended March 31, 1996, 18,200 barrels of oil were sold compared to 18,786 for the same period in 1995, a decrease of 586 barrels. For the three months ended March 31, 1996, 38,594 mcf of gas were sold compared to 39,217 for the same period in 1995, a decrease of 623 mcf. These volume decreases were due to the decline characteristics of the Registrant's oil and gas properties and management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.77 from $17.22 for the three months ended March 31, 1995 to $18.99 for the same period in 1996 while the average price received per mcf of gas increased from $1.74 for the three months ended March 31, 1995 to $1.96 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.
                                        8

During the three months ended March 31, 1996, salvage income of $20,520 was derived from equipment credits received from the disposal of oil and gas equipment on properties that were plugged and abandoned in prior years.

A gain on abandoned properties of $6,168 was recognized during the three months ended March 31, 1996, resulting from equipment credits received on one fully depleted abandoned property. A loss on abandoned properties of $11,732 was recognized during the three months ended March 31, 1995. This loss was the result of proceeds received of $23,575 from equipment salvage on abandoned properties, less the write-off of remaining capitalized well costs of $35,307.

Costs and Expenses:

Total costs and expenses decreased to $335,027 for the three months ended March 31, 1996 as compared to $359,692 for the same period ended March 31, 1995, a decrease of $24,665, or 7%. This decrease was the result of a decline in depletion, offset by increases in production costs, general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $237,616 for the three months ended March 31, 1996 and $236,765 for the same period in 1995, resulting in an $851 increase. This increase was attributable to a small increase in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 8% from $11,754 for the three months ended March 31, 1995 to $12,644 for the same period in 1996.

Expenses incurred during the three months ended March 31, 1996 and 1995 to plug and abandon uneconomical wells totaled $22,736 and $5,652, respectively.

Depletion was $62,031 for the three months ended March 31, 1996 compared to $105,521 for the same period in 1995. This represented a decrease in depletion of $43,490, or 41%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 586 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 62,496 barrels, or 8%.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $208,711, or $8.54 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of PPDC, which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $71,163 during the three months ended March 31, 1996, a $46,590 decrease from the same period ended March 31, 1995. The decrease was the result of increases in expenditures for production costs, offset by an increase in oil and gas sales receipts. The production cost expenditure increase was related to an increase in well repair and maintenance costs. Higher average prices received for oil and gas was the contributing factor to the increase in oil and gas sales receipts.

Net Cash Provided  by Investing Activities

The Registrant's investing activities during the three months ended March 31, 1996 and 1995, respectively, yielded proceeds of $4,305 and $3,185 received from the disposal of oil and gas equipment on active properties.

Proceeds from salvage income of $20,581 and $13,193 from the sale of oil and gas equipment on properties abandoned in prior years were received during the three months ended March 31, 1996 and 1995, respectively.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $111,029 of which $109,918 was distributed to the limited partners and $1,111 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $112,422 of which $111,139 was distributed to the limited partners and $1,283 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

                           Part II. Other Information


Item 1.   Legal Proceedings

The Registrant is a party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                    PARKER & PARSLEY PRODUCING
                                    PROPERTIES 87-A, LTD.

                              By:   Parker & Parsley Development L.P.,
                                    Managing General Partner

                                    By:   Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  May 14, 1996          By:    /s/ Steven L. Beal
                                    --------------------------------
                                    Steven L. Beal, Senior Vice President
                                    and Chief Financial Officer of PPUSA