Form 10-Q
period 1996-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 1996-08-13
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996
                                       or

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


                               Page 1 of 14 pages.

                             -There are no exhibits-

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)
                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    June 30,      December 31,
                                                      1996            1995
                                                  -----------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearings deposits of $598,106 at June 30 and
    $133,580 at December 31                       $   598,306     $   133,580
  Accounts receivable - affiliate                     128,864          53,753
                                                   ----------      ----------

        Total current assets                          727,170         187,333

Oil and gas properties - at cost, based on the
  successful efforts accounting method              6,461,044       7,039,141
    Accumulated depletion                          (4,159,926)     (4,505,198)
                                                   ----------      ----------

        Net oil and gas properties                  2,301,118       2,533,943
                                                   ----------      ----------

                                                  $ 3,028,288     $ 2,721,276
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - other                        $     6,722     $        -

Partners' capital:
  Limited partners (24,426 interests)               2,990,109       2,692,822
  Managing general partner                             31,457          28,454
                                                   ----------      ----------

                                                    3,021,566       2,721,276
                                                   ----------      ----------

                                                  $ 3,028,288     $ 2,721,276
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three months ended      Six months ended
                                         June 30,               June 30,
                                   -------------------   ---------------------
                                     1996       1995        1996        1995
                                   --------   --------   ----------   --------
Revenues:
  Oil and gas sales                $416,547   $385,878   $  838,024   $777,673
  Interest income                     2,254      3,346        4,228      5,471
  Salvage income from equipment
   disposal                             538         -        21,058         -
  Gain on sale of assets            376,954        320      376,954        320
  Litigation settlement              19,935         -        19,935         -
                                    -------    -------    ---------   --------

         Total revenues             816,228    389,544    1,260,199    783,464

Costs and expenses:
  Production costs                  231,464    288,494      469,080    525,259
  General and administrative
   expenses                          12,497     11,576       25,141     23,330
  Depletion                          50,807     96,775      112,838    202,296
  Loss on abandoned properties        6,902      2,607          734     14,339
  Abandoned property costs           25,709        565       48,445      6,217
                                    -------    -------    ---------   --------

         Total costs and expenses   327,379    400,017      656,238    771,441
                                    -------    -------    ---------   --------

Net income (loss)                  $488,849   $(10,473)  $  603,961  $  12,023
                                    =======    =======    =========   ========
Allocation of net income (loss):
  Managing general partner         $  4,889   $   (105)  $    6,040  $     120
                                    =======    =======    =========   ========

  Limited partners                 $483,960   $(10,368)  $  597,921  $  11,903
                                    =======    =======    =========   ========
Net income (loss) per limited
  partnership interest             $  19.81   $   (.42)  $    24.48  $     .49
                                    =======    =======    =========   ========
Distributions per limited
  partnership interest             $   7.81   $   6.25   $    12.31  $   10.80
                                    =======    =======    =========   ========

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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general        Limited
                                      partner        partners         Total
                                     ----------     ----------     ----------

Balance at January 1, 1995           $   35,453     $3,385,691     $3,421,144

    Distributions                        (2,665)      (263,802)      (266,467)

    Net income                              120         11,903         12,023
                                      ---------      ---------      ---------

Balance at June 30, 1995             $   32,908     $3,133,792     $3,166,700
                                      =========      =========      =========


Balance at January 1, 1996           $   28,454     $2,692,822     $2,721,276

    Distributions                        (3,037)      (300,634)      (303,671)

    Net income                            6,040        597,921        603,961
                                      ---------      ---------      ---------

Balance at June 30, 1996             $   31,457     $2,990,109     $3,021,566
                                      =========      =========      =========







         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                       1996          1995
                                                    ----------    ----------
Cash flows from operating activities:
 Net income                                         $  603,961    $   12,023
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depletion                                           112,838       202,296
   Loss on abandoned properties                            734        14,339
   Salvage income from equipment disposal              (21,058)           -
   Gain on sale of assets                             (376,954)         (320)
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable          (50,077)       48,668
   Increase in accounts payable                             -         10,856
                                                     ---------     ---------

      Net cash provided by operating activities        269,444       287,862

Cash flows from investing activities:
 Deletions to oil and gas properties                     7,818         4,266
 Proceeds from equipment salvage on abandoned
  properties                                            33,479         2,705
 Proceeds from salvage income from equipment
  disposal                                              19,980        22,939
 Proceeds from sale of asset                           437,676           323
                                                     ---------     ---------

      Net cash provided by investing activities        498,953        30,233

Cash flows from financing activities:
 Cash distributions to partners                       (303,671)     (266,467)
                                                     ---------     ---------

Net increase in cash and cash equivalents              464,726        51,628
Cash and cash equivalents at beginning of period       133,580        99,355
                                                     ---------     ---------

Cash and cash equivalents at end of period          $  598,306    $  150,983
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

NOTE 1.

Parker & Parsley Producing Properties 87-A, Ltd. (the "Registrant") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from Parker & Parsley Development L.P. ("PPDLP"). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $19,736 to the limited partners, or $.81 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

NOTE 4.

During the six months ended June 30, 1996, a gain of $376,954 was realized from the sale of three oil and gas wells and one saltwater disposal well to Costilla Energy, L.L.C. The gain resulted from proceeds received from the sale of $437,676 less the write-off of remaining capitalized well costs of $60,722.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended
  June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $838,024 from $777,673 for the six months ended June 30, 1996 and 1995, respectively, an increase of 8%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 7% decline in barrels of oil produced and sold and an 8% decline in mcf of gas produced and sold. For the six months ended June 30, 1996, 34,202 barrels of oil were sold compared to 36,729 for the same period in 1995, a decrease of 2,527 barrels. Of the decrease, 668 barrels, or 2%, was attributable to the sale of three oil and gas wells during the six months ended June 30, 1996. The remaining decrease of 1,859 barrels, or 5%, was due to the decline characteristics of the Registrant's oil and gas properties. For the six months ended June 30, 1996, 74,849 mcf of gas were sold compared to 81,265 for the same period in 1995, a decrease of 6,416 mcf. Of the decrease, 3,374 mcf, or 4%, was attributable to the sale of three oil and gas wells and the remaining 3,042 mcf decrease, or 4%, was due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.75, or 16%, from $17.60 for the six months ended June 30, 1995 to $20.35 for the same period in 1996 while the average price received per mcf of gas increased 18% from $1.61 for the six months ended June 30, 1995 to $1.90 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Salvage income of $21,058 for the six months ended June 30, 1996 was derived from equipment credits received on several wells that were plugged and abandoned in prior years, whereas, for the same period in 1995, no equipment credits were received on prior year abandonments.

During the six months ended June 30, 1996, a gain of $376,954 was realized from the sale of three oil and gas wells and one saltwater disposal well. The gain resulted from proceeds received from the sale of $437,676 less the write-off of remaining capitalized well costs of $60,722. A gain of $320 from the sale of one fully depleted well was realized during the six months ended June 30, 1995.

Costs and Expenses:

Total costs and expenses decreased to $656,238 for the six months ended June 30, 1996 as compared to $771,441 for the same period in 1995, a decrease of $115,203, or 15%. This decrease was due to reductions in production costs, depletion and loss on abandoned properties, offset by increases in general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $469,080 for the six months ended June 30, 1996 and $525,259 for the same period in 1995, resulting in a $56,179 decrease, or 11%. The decrease was attributable to less well repair and maintenance costs, workover expenses and lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 8% from $23,330 for the six months ended June 30, 1995 to $25,141 for the same period in 1996.

Depletion was $112,838 for the six months ended June 30, 1996 compared to $202,296 for the same period in 1995. This represented a decrease in depletion of $89,458, or 44%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 2,527 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 62,496 barrels, or 8%.

A loss of $734 from the abandonment of three oil and gas wells and two saltwater disposal wells during the six months ended June 30, 1996 resulted from the write-off of remaining capitalized well costs of $52,406, less proceeds received from equipment salvage of $51,672. For the same period in 1995, a $14,339 loss was the result of the write-off of remaining capitalized well costs of $39,008, less proceeds received from equipment disposal of $24,669. Expenses incurred during 1996 to plug and abandon several uneconomical wells totaled $48,445 compared to $6,217 for the same period in 1995.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $19,736 to the limited partners, or $.81 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

Three months ended June 30, 1996 compared with three months ended
  June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $416,547 from $385,878 for the three months ended June 30, 1996 and 1995, respectively, an increase of 8%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by an 11% decline in barrels of oil produced and sold and a 14% decline in mcf of gas produced and sold. For the three months ended June 30, 1996, 16,002 barrels of oil were sold compared to 17,943 for the same period in 1995, a decrease of 1,941 barrels. For the three months ended June 30, 1996, 36,255 mcf of gas were sold compared to 42,048 for the same period in 1995, a decrease of 5,793 mcf. The decrease in oil and gas produced and sold was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $3.89, or 22%, from $18.00 for the three months ended June 30, 1995 to $21.89 for the same period in 1996 while the average price received per mcf of gas increased 22% from $1.50 during the three months ended June 30, 1995 to $1.83 in 1996 . Salvage income of $538 for the three months ended June 30, 1996 was derived from equipment credits received on several wells that were plugged and abandoned in prior years, whereas, for the same period in 1995, no equipment credits were received on prior year abandonments.

During the three months ended June 30, 1996, a gain of $376,954 was realized from the sale of three oil and gas wells and one saltwater disposal well. The gain resulted from proceeds received from the sale of $437,676 less the write-off of remaining capitalized well costs of $60,722. A gain of $320 from the sale of one fully depleted well was realized during the three months ended June 30, 1995.

Costs and Expenses:

Total costs and expenses decreased to $327,379 for the three months ended June 30, 1996 as compared to $400,017 for the same period in 1995, a decrease of $72,638, or 18%. This decrease was due to declines in production costs and depletion, offset by increases in G&A, abandoned property costs and loss on abandoned properties.
                                       11

Production costs were $231,464 for the three months ended June 30, 1996 and $288,494 for the same period in 1995, resulting in a $57,030 decrease, or 20%. The decrease was attributable to less well repair and maintenance costs and workover expenses.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 8% from $11,576 for the three months ended June 30, 1995 to $12,497 for the same period in 1996.

Depletion was $50,807 for the three months ended June 30, 1996 compared to $96,775 for the same period in 1995. This represented a decrease in depletion of $45,968, or 47%, partially attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. A portion of the decrease, $5,524 or 6%, was attributable to the sale of three oil and gas wells during the three months ended June 30, 1996. Oil production decreased 1,941 barrels for the three months ended June 30, 1996 from the same period in 1995.

A loss of $6,902 from the abandonment of three oil and gas wells and two saltwater disposal wells, during the three months ended June 30, 1996, resulted from the write-off of remaining capitalized well costs of $52,406, less proceeds received from equipment salvage of $45,504. During the same period in 1995, a loss of $2,607 resulted from the write-off of remaining capitalized well costs of $3,700 on three abandoned oil and gas wells, less proceeds received from equipment salvage of $1,093.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased during the six months ended June 30, 1996 $18,418 from the same period in 1995. The decrease was primarily attributable to an increase in production costs paid and abandoned property costs, offset by an increase in oil and gas sales and the receipt of litigation settlement proceeds.

Net Cash Provided by Investing Activities

The Registrant's investing activities during the six months ended June 30, 1996 and 1995 related to the disposal of oil and gas equipment on active properties.

Proceeds of $33,479 and $2,705 were received from the salvage of equipment on several properties abandoned during the six months ended June 30, 1996 and 1995, respectively. Proceeds from salvage income of $19,980 from the sale of oil and gas equipment on properties abandoned in prior years were received during the six months ended June 30, 1996, compared to $22,939 received during the same period in 1995.

Three oil and gas wells and one saltwater disposal well were sold during the six months ended June 30, 1996, resulting in the receipt of $437,676 in proceeds from the sale compared to $323 in proceeds received during the same period in 1995 from the sale of one fully depleted well.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $303,671 of which $300,634 was distributed to the limited partners and $3,037 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $266,467 of which $263,802 was distributed to the limited partners and $2,665 to the managing general partner.

Cash distributions to the partners of $303,671 for the six months ended June 30, 1996 included $19,736 to the limited partners and $199 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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




                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                     PARKER & PARSLEY PRODUCING
                                      PROPERTIES 87-A, LTD.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner
                                     By:   Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  August 12, 1996        By:     /s/ Steven L. Beal
                                     ----------------------------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA