Form 10-Q
period 1996-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 1996-11-06
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of 15 pages.
                             -There are no exhibits-

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1996 and
              December 31, 1995   ...................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1996 and 1995................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1996................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1996 and 1995.............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    9



                           Part II. Other Information

Item 1.    Legal Proceedings.........................................   14


           Signatures................................................   15

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    September 30,  December 31,
                                                        1996          1995
                                                    ------------   -----------
                                                     (Unaudited)

                      ASSETS
Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $537,935 at September 30
     and $133,580 at December 31                   $   538,135     $   133,580
 Accounts receivable - affiliate                       133,101          53,753
                                                    ----------      ----------

           Total current assets                        671,236         187,333
                                                    ----------      ----------

Oil and gas properties - at cost, based on
  the successful efforts accounting method           6,466,213       7,039,141
     Accumulated depletion                          (4,230,482)     (4,505,198)
                                                    ----------      ----------

           Net oil and gas properties                2,235,731       2,533,943
                                                    ----------      ----------

                                                   $ 2,906,967     $ 2,721,276
                                                    ==========      ==========

 LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable - other                         $     6,782     $       -

Partners' capital:
  Limited partners (24,426 interests)                2,869,942       2,692,822
  Managing general partner                              30,243          28,454
                                                    ----------      ----------

                                                     2,900,185       2,721,276
                                                    ----------      ----------

                                                   $ 2,906,967     $ 2,721,276
                                                    ==========      ==========

  The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.
                                        3

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                ---------------------   -----------------------
                                   1996        1995        1996         1995
                                ---------   ---------   ----------   ----------
Revenues:
  Oil and gas                   $ 349,138   $ 363,040   $1,187,162   $1,140,712
  Interest                          7,677       3,055       11,905        8,526
  Salvage income from
    equipment disposal             11,377         -         32,435          -
  Litigation settlement               -           -         19,935          -
  Gain (loss) on sale of
    assets                            (60)        -        376,894          321
                                 --------    --------    ---------    ---------
                                  368,132     366,095    1,628,331    1,149,559
                                 --------    --------    ---------    ---------
Costs and expenses:
  Oil and gas production          224,288     259,831      693,368      785,090
  General and administrative       10,474      10,891       35,615       34,221
  Depletion                        70,556      93,729      183,394      296,025
  (Gain) loss on abandoned
    properties                      1,242      (1,904)       1,976       12,435
  Abandoned property                5,155       1,052       53,600        7,269
                                 --------    --------    ---------    ---------
                                  311,715     363,599      967,953    1,135,040
                                 --------    --------    ---------    ---------
Net income                      $  56,417   $   2,496   $  660,378   $   14,519
                                 ========    ========    =========    =========
Allocation of net income:
  Managing general partner      $     564   $      25   $    6,604   $      145
                                 ========    ========    =========    =========
  Limited partners              $  55,853   $   2,471   $  653,774   $   14,374
                                 ========    ========    =========    =========
Net income per limited
  partnership interest          $    2.29   $     .10   $    26.77   $      .59
                                 ========    ========    =========    =========
Distributions per limited
  partnership interest          $    7.20   $    4.60   $    19.51   $    15.40
                                 ========    ========    =========    =========

         The financial information included herein has been prepared by management management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.
                                        4

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                   Managing
                                   general       Limited
                                   partner       partners          Total
                                  ---------     -----------     -----------

Balance at January 1, 1996        $  28,454     $ 2,692,822     $ 2,721,276

   Distributions                     (4,815)       (476,654)       (481,469)

   Net income                         6,604         653,774         660,378
                                   --------      ----------      ----------

Balance at September 30, 1996     $  30,243     $ 2,869,942     $ 2,900,185
                                   ========      ==========      ==========





         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months ended
                                                             September 30,
                                                        ----------------------
                                                           1996         1995
                                                        ---------    ---------
Cash flows from operating activities:
  Net income                                            $ 660,378    $  14,519
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                         183,394      296,025
        Loss on abandoned properties                        1,976       12,435
        Salvage income from equipment disposal            (32,435)         -
        Gain on sale of assets                           (376,894)        (321)
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable              (74,635)      54,440
  Increase in accounts payable                                -         34,061
                                                         --------     --------
          Net cash provided by operating activities       361,784      411,159
                                                         --------     --------

Cash flows from investing activities:
  (Additions) deletions to oil and gas property             2,358       (6,068)
  Proceeds from equipment salvage on abandoned
    properties                                             55,440        3,409
  Proceeds from salvage income from equipment
    disposal                                               22,044       24,163
  Proceeds from sale of assets                            444,398          323
                                                         --------     --------
          Net cash provided by investing activities       524,240       21,827
                                                         --------     --------

Cash flows from financing activities:
  Cash distributions to partners                         (481,469)    (379,897)
                                                         --------     --------
Net increase in cash and cash equivalents                 404,555       53,089
Cash and cash equivalents at beginning of period          133,580       99,355
                                                         --------     --------
Cash and cash equivalents at end of period              $ 538,135    $ 152,444
                                                         ========     ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.

Parker & Parsley Producing Properties 87-A, Ltd. (the "Registrant") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $19,736, or $.81 per limited partnership interest to the Registrant and its partners.
                                        8

Note 4.

During the nine months ended September 30, 1996, a gain of $376,894 was realized from the sale of three oil and gas wells and one saltwater disposal well to Costilla Energy, L.L.C. The gain resulted from proceeds received from the sale of $437,616 less the write-off of remaining capitalized well costs of $60,722.

Item 2.   Management"s Discussion and Analysis of Financial Condition
            and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $1,187,162 from $1,140,712 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 4%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 12% decline in barrels of oil produced and sold and a 15% decline in mcf of gas produced and sold. For the nine months ended September 30, 1996, 47,957 barrels of oil were sold compared to 54,345 for the same period in 1995, a decrease of 6,388 barrels. Of the decrease, 1,835 barrels, or 3%, was attributable to the sale of three oil and gas wells during the nine months ended September 30, 1996. The remaining decrease of 4,553 barrels, or 9%, was due to the decline characteristics of the Registrant's oil and gas properties. For the nine months ended September 30, 1996, 109,356 mcf of gas were sold compared to 128,608 for the same period in 1995, a decrease of 19,252 mcf, of which 8,340 mcf, or 6%, was attributable to the sale of three oil and gas wells, with the remaining decrease of 10,912 mcf, or 9%, due to the decline characteristics of the properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.40, or 20%, from $17.26 for the nine months ended September 30, 1995 to $20.66 for the same period in 1996 while the average price received per mcf of gas increased 13% from $1.58 during the nine months ended September 30, 1995 to $1.79 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Salvage income of $32,435 for the nine months ended September 30, 1996 was derived from proceeds received from the sale of equipment on several wells that were plugged and abandoned in prior years.

During the nine months ended September 30, 1996, a gain of $376,894 was realized from the sale of three oil and gas wells and one saltwater disposal well. The gain resulted from proceeds received from the sale of $437,616 less the write-off of remaining capitalized well costs of $60,722. A gain of $321 from the sale of one fully depleted well was realized during the nine months ended September 30, 1995.

Costs and Expenses:

Total costs and expenses decreased to $967,953 for the nine months ended September 30, 1996 as compared to $1,135,040 for the same period in 1995, a decrease of $167,087, or 15%. This decrease was due to declines in production costs, depletion and loss on abandoned properties, offset by increases in general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $693,368 for the nine months ended September 30, 1996 and $785,090 for the same period in 1995, resulting in a $91,722 decrease, or 12%. The decrease was the result of reductions in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 4%, from $34,221 for the nine months ended September 30, 1995 to $35,615 for the same period in 1996.

Depletion was $183,394 for the nine months ended September 30, 1996 compared to $296,025 for the same period in 1995, representing a decrease of $112,631, or 38%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 6,388 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A loss on abandoned properties of $1,976 was recognized during the nine months ended September 30, 1996. This loss resulted from the write-off of remaining capitalized well costs in four oil and gas wells and two saltwater disposal wells of $52,406, less proceeds received from equipment credits of $50,430. The loss on abandoned properties at September 30, 1995 of $12,435 resulted from the write-off of remaining capitalized well costs of $39,007, less proceeds received from equipment credits of $26,572. Associated expenses of $53,600 and $7,269 were incurred on the abandonment of these properties during the nine months ended September 30, 1996 and 1995, respectively.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $19,736, or $.81 per limited partnership interest to the Registrant and its partners.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues decreased to $349,138 from $363,040 for the three months ended September 30, 1996 and 1995, respectively, a decrease of 4%. The decrease in revenues was the result of a 22% decline in barrels of oil produced and sold and a 27% decline in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the three months ended September 30, 1996, 13,756 barrels of oil were sold compared to 17,615 for the same period in 1995, a decrease of 3,859 barrels. Of the decrease, 1,167 barrels, or 7%, was attributable to the sale of three oil and gas wells during the three months ended September 30, 1996, with the remaining decrease of 2,692 barrels, or 15%, due to the decline characteristics of the oil and gas properties. For the three months ended September 30, 1996, 34,507 mcf of gas were sold compared to 47,343 for the same period in 1995, a decrease of 12,836 mcf, of which 4,965 mcf, or 10%, was attributable to the sale of properties, with the remaining decrease of 7,871 mcf, or 17%, due to the decline characteristics of the properties.

The average price received per barrel of oil increased $4.91, or 30%,from $16.53 for the three months ended September 30, 1995 to $21.44 for the same period in 1996 while the average price received per mcf of gas increased 3% from $1.52 during the three months ended September 30, 1995 to $1.57 in 1996.

Salvage income of $11,377 for the three months ended September 30, 1996 was derived from proceeds received from the sale of equipment on wells that were plugged and abandoned in prior years.

Costs and Expenses:

Total costs and expenses decreased to $311,715 for the three months ended September 30, 1996 as compared to $363,599 for the same period in 1995, a decrease of $51,884, or 14%. This decrease was due to declines in production costs, G&A, depletion and gain on abandoned properties, offset by an increase in abandoned property costs.

Production costs were $224,288 for the three months ended September 30, 1996 and $259,831 for the same period in 1995, resulting in a $35,543 decrease, or 14%.

The decrease was attributable to a reduction in well repair and maintenance costs, offset by an increase in workover expenses incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 4% from $10,891 for the three months ended September 30, 1995 to $10,474 for the same period in 1996.

Depletion was $70,556 for the three months ended September 30, 1996 compared to $93,729 for the same period in 1995. This represented a decrease in depletion of $23,173, or 25%, primarily attributable to the following factors: (i) a a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121, (ii) a reduction in oil production of 3,859 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A loss on abandoned properties of $1,242 was recognized during the three months ended September 30, 1996, resulting from the write-off of remaining capitalized well costs. A gain of $1,904 on abandoned properties was derived from proceeds received from equipment credits on one well abandoned during the same period in 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $49,375 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. The decrease was primarily attributable to an increase in production and abandoned property costs paid, offset by an increase in oil and gas sales received and the receipt of litigation proceeds.

Net Cash Provided by Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 and 1995, respectively, were related to the disposal or addition of oil and gas equipment on active properties.

Proceeds from salvage income of $22,044 from the disposal of oil and gas equipment on properties abandoned in prior years were received during the nine months ended September 30, 1996, compared to $24,163 received during the same period in 1995. Proceeds of $55,440 and $3,409 were received from the sale of equipment on several properties abandoned during the nine months ended September 30, 1996 and 1995, respectively.

Three oil and gas wells and one saltwater disposal well were sold during the nine months ended September 30, 1996, resulting in the receipt of $444,398 in proceeds from the sale compared to $323 in proceeds received during the same period in 1995 from the sale of one fully depleted well.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $481,469 of which $476,654 was distributed to the limited partners and $4,815 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $379,897 of which $376,098 was distributed to the limited partners and $3,799 to the managing general partner.

Cash distributions to the partners of $481,469 for the nine months ended September 30, 1996 included $19,736 to the limited partners and $199 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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



                           Part II. Other Information

Item 1.   Legal Proceedings

During April 1996, the Registrant completed the settlement of a material litigation to which it was a party. This litigation and settlement thereof is described in Note 3 of Notes to Financial Statements above.

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


                                     PARKER & PARSLEY PRODUCING
                                      PROPERTIES 87-A, LTD.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:   Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  November 6, 1996      By:   /s/ Steven L. Beal
                                     ---------------------------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA