Form 10-Q
period 1997-03-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 1997-05-13
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


             / x / Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                               Page 1 of 10 pages.

                             -There are no exhibits-

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 1997 and
              December 31, 1996   .....................................    3

            Statements of Operations for the three months
              ended March 31, 1997 and 1996............................    4

            Statement of Partners' Capital for the three months
              ended March 31, 1997.....................................    5

            Statements of Cash Flows for the three months
              ended March 31, 1997 and 1996............................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................    7


                                            Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................    9

                27.    Financial Data Schedule

                Signatures.............................................   10

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS



                                                    March 31,     December 31,
                                                      1997            1996
                                                  -----------     -----------
                                                  (Unaudited)

                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $375,768 at March 31
     and $327,271 at December 31                 $    375,940    $    327,443
  Accounts receivable - affiliate                     147,062         297,667
                                                  -----------     -----------
        Total current assets                          523,002         625,110
                                                  -----------     -----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method              6,452,701       6,465,143
Accumulated depletion                              (4,306,749)     (4,272,670)
                                                  -----------      ----------
        Net oil and gas properties                  2,145,952       2,192,473
                                                  -----------      ----------
                                                 $  2,668,954    $  2,817,583
                                                  ===========     ===========

            PARTNERS' CAPITAL

Partners' capital:
  Managing general partner                       $     27,930    $     29,417
  Limited partners (24,426 interests)               2,641,024       2,788,166
                                                  -----------     -----------
                                                 $  2,668,954    $  2,817,583
                                                  ===========     ===========

  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three months ended
                                                           March 31,
                                                  ------------------------
                                                     1997           1996
                                                  ---------      ---------
Revenues:
  Oil and gas                                    $  357,769     $  421,477
  Interest                                            4,905          1,974
  Salvage income from equipment disposals            14,394         20,520
                                                   --------       --------
                                                    377,068        443,971
                                                   --------       --------
Costs and expenses:
  Oil and gas production                            227,562        237,616
  General and administrative                         10,628         12,644
  Depletion                                          40,599         62,031
  Abandoned property                                  2,966         22,736
  (Gain) loss on abandoned properties                 3,386         (6,168)
                                                   --------       --------
                                                    285,141        328,859
                                                   --------       --------

Net income                                       $   91,927     $  115,112
                                                  =========      =========

Allocation of net income:
  Managing general partner                       $      919     $    1,151
                                                  =========      =========

  Limited partners                               $   91,008     $  113,961
                                                  =========      =========

Net income per limited partnership interest      $     3.73     $     4.67
                                                  =========      =========

Distributions per limited partnership interest   $     9.75     $     4.50
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                   Managing
                                    general        Limited
                                    partner        partners          Total
                                  ---------      -----------      -----------


Balance at January 1, 1997       $   29,417     $  2,788,166     $  2,817,583

    Distributions                    (2,406)        (238,150)        (240,556)

    Net income                          919           91,008           91,927
                                  ---------      -----------      -----------

Balance at March 31, 1997        $   27,930     $  2,641,024     $  2,668,954
                                  =========      ===========      ===========








         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                       -----------------------
                                                          1997          1996
                                                       ---------     ---------
Cash flows from operating activities:

  Net income                                          $   91,927    $  115,112
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                          40,599        62,031
       Salvage income from equipment disposals           (14,394)      (20,520)
       (Gain) loss on abandoned properties                 3,386        (6,168)
  Changes in assets:
       (Increase) decrease in accounts receivable        151,918       (79,292)
                                                       ---------     ---------

          Net cash provided by operating activities      273,436        71,163
                                                       ---------     ---------

Cash flows from investing activities:

  Disposals of oil and gas equipment                       1,223         4,305
  Proceeds from disposition of assets                     14,394        20,581
                                                       ---------     ---------

          Net cash provided by investing activities       15,617        24,886
                                                       ---------     ---------

Cash flows from financing activities:

  Cash distributions to partners                        (240,556)     (111,029)
                                                       ---------     ---------

Net increase (decrease) in cash and cash equivalents      48,497       (14,980)
Cash and cash equivalents at beginning of period         327,443       133,580
                                                       ---------     ---------

Cash and cash equivalents at end of period            $  375,940    $  118,600
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the March 31, 1996 financial statements to conform to the March 31, 1997 financial statement presentations.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased to $357,769 from $421,477 for the three months ended March 31, 1997 and 1996, respectively, a decrease of 15%. The decrease in revenues was the net result of a 23% decline in barrels of oil produced and sold and a 31% decline in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the three months ended March 31, 1997, 13,976 barrels of oil were sold compared to 18,200 for the same period in 1996, a decrease of 4,224 barrels. Of the decrease, 1,102 barrels, or 6%, was attributable to the sale of six wells during 1996, with the remaining decrease of 3,122 barrels, or 17%, due to the decline characteristics of the Partnership's oil and gas properties. For the three months ended March 31, 1997, 26,683 mcf of gas were sold compared to 38,594 for the same period in 1996, a decrease of 11,911 mcf. Of the decrease, 5,222 mcf, or 14%,was attributable to the sale of six wells during 1996, with the remaining decrease of 6,689 mcf,or 17%, due to the decline characteristics of the Partner-ship's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.13, or 11%, from $18.99 for the three months ended March 31, 1996 to $21.12 for the same period in 1997, while the average price received per mcf of gas increased 19% from $1.96 for the three months ended March 31, 1996 to $2.34 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

During the three months ended March 31, 1997 and 1996, salvage income of $14,394 and $20,520, respectively, was derived from equipment credits received from the disposal of oil and gas equipment on properties that were plugged and abandoned in prior years.

Costs and Expenses:

Total costs and expenses decreased to $285,141 for the three months ended March 31, 1997 as compared to $328,859 for the same period in 1996, a decrease of $43,718, or 13%. This decrease was the result of declines in production costs, depletion, general and administrative expenses ("G&A") and abandoned property costs, offset by a loss on abandonment.

Production costs were $227,562 for the three months ended March 31, 1997 and $237,616 for the same period in 1996, resulting in a $10,054 decrease, or 4%. This decrease was attributable to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 16% from $12,644 for the three months ended March 31, 1996 to $10,628 for the same period in 1997. The Partnership agreement limits G&A to 3% of the gross oil and gas revenues.

Depletion was $40,599 for the three months ended March 31, 1997 compared to $62,031 for the same period in 1996. This represented a decrease in depletion of $21,432, or 35%, primarily attributable to the following factors: (i) a decline in oil production of 4,224 barrels for the three months ended March 31, 1997 compared to the same period in 1996, (ii) an upward revision of oil and gas reserves and (iii) the sale of six oil and gas wells and one saltwater disposal well during 1996.

A loss on abandonment of $3,386 during the three months ended March 31, 1997 resulted from the write-off of capitalized well costs. For the three months ended March 31, 1996, a gain on abandonment of $6,168 was the result of equipment credits received on the abandonment of one fully depleted well. Abandonment expenses of $2,966 and $22,736 were incurred for the three months ended March 31, 1997 and 1996, respectively.
                                        8

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $202,273 during the three months ended March 31, 1997 from the same period in 1996. The increase was the result of declines in expenditures for production costs and abandoned property costs and an increase in oil and gas sales receipts.

Net Cash Provided  by Investing Activities

The Partnership's principle investing activities during the three months ended March 31, 1997 and 1996 were related to the disposal of oil and gas equipment on active properties.

Proceeds from disposition of assets of $14,394 and $20,581 from the sale of oil and gas equipment on properties abandoned in prior years were received during the three months ended March 31, 1997 and 1996, respectively.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $240,556 of which $238,150 was distributed to the limited partners and $2,406 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $111,029 of which $109,918 was distributed to the limited partners and $1,111 to the managing general partner.

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


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.    Financial Data Schedule

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


                                      PARKER & PARSLEY PRODUCING
                                      PROPERTIES 87-A, LTD.

                                By:   Parker & Parsley Development L.P.,
                                      Managing General Partner

                                      By:  Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  May 13, 1997             By:  /s/ Steven L. Beal
                                      -------------------------------------
                                      Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA