Form 10-Q
period 1997-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 1997-08-12
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1997

                                       or

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


                                Yes / x / No / /

                               Page 1 of 12 pages.
                            Exhibit index on page 11.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1997 and
               December 31, 1996   ...................................    3

            Statements of Operations for the three and six
              months ended June 30, 1997 and 1996.....................    4

            Statement of Partners' Capital for the six months
              ended June 30, 1997.....................................    5

            Statements of Cash Flows for the six months ended
              June 30, 1997 and 1996..................................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   11

            27.   Financial Data Schedule

            Signatures................................................   12

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                    June 30,       December 31,
                                                      1997             1996
                                                   -----------     ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $299,729 at June 30
     and $327,271 at December 31                   $    299,929    $    327,443
  Accounts receivable - affiliate                       160,491         297,667
                                                    -----------     -----------
        Total current assets                            460,420         625,110
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                6,151,971       6,465,143
Accumulated depletion                                (4,136,606)     (4,272,670)
                                                    -----------     -----------
        Net oil and gas properties                    2,015,365       2,192,473
                                                    -----------     -----------
                                                   $  2,475,785    $  2,817,583
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Partners' capital:
    Managing general partner                             25,999           29,417
        Limited partners (24,426 interests)           2,449,786        2,788,166
                                                    -----------     ------------
                                                   $  2,475,785    $   2,817,583
                                                    ===========     ============




   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended        Six months ended
                                        June 30,                 June 30,
                                 ----------------------   ----------------------
                                    1997        1996         1997        1996
                                 ---------   ----------   ---------   ----------
Revenues:
  Oil and gas                    $ 296,477   $ 416,547    $ 654,246   $  838,024
  Interest                           5,786       2,254       10,691        4,228
  Salvage income from equipment
    disposal                           -           538       14,394       21,058
  Gain on sale of assets               -       376,954          -        376,954
  Litigation settlement                -        19,935          -         19,935
                                  --------    --------     --------    ---------
                                   302,263     816,228      679,331    1,260,199
                                  --------    --------     --------    ---------
Costs and expenses:
  Oil and gas production           193,103     231,464      420,665      469,080
  General and administrative         9,249      12,497       19,877       25,141
  Depletion                         40,623      50,807       81,222      112,838
  Loss on abandoned properties      79,010       6,902       82,396          734
  Abandoned property                27,877      25,709       30,843       48,445
                                  --------    --------     --------    ---------
                                   349,862     327,379      635,003      656,238
                                  --------    --------     --------    ---------
Net income (loss)                $ (47,599)  $ 488,849    $  44,328   $  603,961
                                  ========    ========     ========    =========
Allocation of net income (loss):
  Managing general partner       $    (476)  $   4,889    $     443   $    6,040
                                  ========    ========     ========    =========
  Limited partners               $ (47,123)  $ 483,960    $  43,885   $  597,921
                                  ========    ========     ========    =========
Net income (loss) per limited
  partnership interest           $   (1.93)  $   19.81    $    1.80   $    24.48
                                  ========    ========     ========    =========
Distributions per limited
  partnership interest           $    5.90   $    7.81    $   15.65   $    12.31
                                  ========    ========     ========    =========

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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general       Limited
                                    partner       partners         Total
                                   ---------     ----------     -----------

Balance at January 1, 1997         $  29,417     $2,788,166     $2,817,583

    Distributions                     (3,861)      (382,265)      (386,126)

    Net income                           443         43,885         44,328
                                    --------      ---------      ---------

Balance at June 30, 1997           $  25,999     $2,449,786     $2,475,785
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six months ended
                                                                June 30,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:

  Net income                                           $   44,328    $  603,961
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                           81,222       112,838
       Loss on abandoned properties                        82,396           734
       Salvage income from equipment disposal             (14,394)      (21,058)
       Gain on sale of assets                                 -        (376,954)
  Changes in assets and liabilities:
       (Increase) decrease in accounts receivable         142,873       (50,077)
                                                        ---------     ---------
           Net cash provided by operating activities      336,425       269,444
                                                        ---------     ---------
Cash flows from investing activities:

  (Additions to) deletions of oil and gas properties       (2,944)        7,818
  Proceeds from equipment salvage on abandoned
    properties                                             10,737        33,479
  Proceeds from salvage income from equipment disposal     14,394        19,980
  Proceeds from sale of asset                                 -         437,676
                                                        ---------     ---------
           Net cash provided by investing activities       22,187       498,953
                                                        ---------     ---------
Cash flows from financing activities:

  Cash distributions to partners                         (386,126)     (303,671)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents      (27,514)      464,726
Cash and cash equivalents at beginning of period          327,443       133,580
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  299,929    $  598,306
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 22% to $654,246 from $838,024 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 27% decline in mcf of gas produced and sold, a 20% decline in barrels of oil produced and sold, and a decline in the average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the six months ended June 30, 1997, 27,364 barrels of oil were sold compared to 34,202 for the same period in 1996, a decrease of 6,838 barrels. Of the decrease, 1,380 barrels, or 4%, was attributable to the sale of three oil and gas wells during the six months ended June 30, 1996. The remaining decrease of 5,458 barrels, or 16%, was due to the decline characteristics of the Partnership's oil and gas properties. For the six months ended June 30, 1997, 54,351 mcf of gas were sold compared to 74,849 for the same period in 1996, a decrease of 20,498 mcf. Of the decrease, 6,664 mcf, or 9%, was attributable to the sale of three oil and gas wells and the remaining 13,834 mcf decrease, or 18%, was due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.35 for the six months ended June 30, 1996 to $19.85 for the same period in 1997, while the average price received per mcf of gas increased 7% from $1.90 for the six months ended June 30, 1996 to $2.04 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

During the six months ended June 30, 1997 and 1996, salvage income of $14,394 and $21,058, respectively, was derived from equipment credits received from the disposal of oil and gas equipment on properties that were plugged and abandoned in prior years.

During the six months ended June 30, 1996, a gain of $376,954 was realized from the sale of three oil and gas wells and one saltwater disposal well to Costilla Energy, L.L.C.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $19,935, which included $19,736, or $.81 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $635,003 for the six months ended June 30, 1997 as compared to $656,238 for the same period in 1996, a decrease of $21,235, or 3%. This decrease was due to reductions in production costs, depletion, abandoned property costs and general and administrative expenses ("G&A"), offset by an increase in loss on abandoned properties.

Production costs were $420,665 for the six months ended June 30, 1997 and $469,080 for the same period in 1996, resulting in a $48,415 decrease, or 10%. The decrease was attributable to less well repair and maintenance costs and production taxes, offset by an increase in workover expenses incurred in an effort to stimulate production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 21% from $25,141 for the six months ended June 30, 1996 to $19,877 for the same period in 1997.

Depletion was $81,222 for the six months ended June 30, 1997 compared to $112,838 for the same period in 1996. This represented a decrease in depletion of $31,616, or 28%, primarily attributable to the sale of properties during 1996 and a decline in oil production of 5,458 barrels on the remaining active properties for the six months ended June 30, 1997 from the same period in 1996.

A loss on abandoned properties of $82,396 was recognized for the six months ended June 30, 1997 on the abandonment of four oil and gas wells. For the six months ended June 30, 1996, a loss of $734 was recognized from the abandonment of three oil and gas wells and two saltwater disposal wells. Expenses incurred during 1997 and 1996 to plug and abandon several uneconomical wells totaled $30,843 and $48,445, respectively.

Three months ended June 30, 1997 compared with three months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 29% to $296,477 from $416,547 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from a 24% decline in mcf of gas produced and sold, a 16% decline in barrels of oil produced and sold, and declines in the average prices received per barrel of oil and mcf of gas. For the three months ended June 30, 1997, 13,389 barrels of oil were sold compared to 16,002 for the same period in 1996, a decrease of 2,613 barrels. For the three months ended June 30, 1997, 27,668 mcf of gas were sold compared to 36,255 for the same period in 1996, a decrease of 8,587 mcf. Of the decrease, 1,443 mcf, or 4%, was attributable to the sale of three oil and gas wells during 1996. The remaining decrease of 7,144 mcf, or 20%, was due to the decline characteristics of the Partnership's oil and gas properties. The decrease in oil production was due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.37, or 15%, from $21.89 for the three months ended June 30, 1996 to $18.52 for the same period in 1997, while the average price received per mcf of gas decreased 5% from $1.83 during the three months ended June 30, 1996 to $1.75 in 1997.

Salvage income of $538 for the three months ended June 30, 1996 was derived from equipment credits received on several wells that were plugged and abandoned in prior years.

During the three months ended June 30, 1996, a gain of $376,954 was realized from the sale of three oil and gas wells and one saltwater disposal well to Costilla Energy, L.L.C.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $19,935, which included $19,736, or $.81 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses increased to $349,862 for the three months ended June 30, 1997 as compared to $327,379 for the same period in 1996, an increase of $22,483, or 7%. This increase was due to increases in loss on abandoned properties and abandoned property costs, offset by declines in production costs, depletion, and G&A.

Production costs were $193,103 for the three months ended June 30, 1997 and $231,464 for the same period in 1996, resulting in a $38,361 decrease, or 17%.

The decrease was attributable to less well repair and maintenance costs, offset by an increase in workover expenses incurred in an effort to stimulate production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 26% from $12,497 for the three months ended June 30, 1996 to $9,249 for the same period in 1997.

Depletion was $40,623 for the three months ended June 30, 1997 compared to $50,807 for the same period in 1996. This represented a decrease in depletion of $10,184, or 20%, primarily attributable to a decline in oil production of 2,613 barrels for the three months ended June 30, 1997 from the same period in 1996.

A loss on abandoned properties of $79,010 was recognized for the three months ended June 30, 1997 on the abandonment of four oil and gas wells. For the three months ended June 30, 1996, a loss of $6,902 resulted from the abandonment of three oil and gas wells and two saltwater disposal wells during the three months ended June 30, 1996. Expenses incurred during the three months ended June 30, 1997 and 1996 to plug and abandon several uneconomical wells totaled $27,877 and $25,709, respectively.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $66,981 during the six months ended June 30, 1997 from the same period in 1996. The increase was attributable to an increase in oil and gas sales receipts and declines in production costs and abandoned property costs paid, offset by a decline due to the receipt of proceeds received in 1996 from the litigation settlement as discussed in Item 2.

Net Cash Provided by Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1997 and 1996 were related to the additions or disposal of oil and gas equipment on active properties.

Proceeds of $10,737 and $33,479 were received from the salvage of equipment on several properties abandoned during the six months ended June 30, 1997 and 1996, respectively. Proceeds from salvage income of $14,394 and $19,980, from the sale of oil and gas equipment on properties abandoned in prior years, were received during the six months ended June 30, 1997 and 1996, respectively.

Three oil and gas wells and one saltwater disposal well were sold during the six months ended June 30, 1996, resulting in the receipt of $437,676 in proceeds from the sale.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $386,126 of which $3,861 was distributed to the managing general partner and $382,265 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $303,671 of which $3,037 was distributed to the managing general partner and $300,634 to the limited partners. Cash distributions to the partners of $386,126 for the six months ended June 30, 1996 included $199 to the managing general partner and $19,736 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in Item 2.

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


                                      PARKER & PARSLEY PRODUCING
                                         PROPERTIES 87-A, LTD.

                                By:   Parker & Parsley Development L.P.,
                                        Managing General Partner
                                      By:  Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  August 12, 1997         By:   /s/ Rich Dealy
                                      --------------
                                      Rich Dealy, Controller of PPUSA