Form 10-Q
period 1997-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 1997-11-12
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


 / x /           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

 /   /          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from _______ to _______


                         Commission File No. 33-11193-1


                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
             (Exact name of Registrant as specified in its charter)

               Texas                                        75-2195512
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                    Identification Number)


303 West Wall, Suite 101, Midland, Texas                       79701
Address of principal executive offices)                      (Zip code)


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

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1997 and
              December 31, 1996   .....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1997 and 1996..................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1997..................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996...............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           27.   Financial Data Schedule

           Signatures..................................................   12

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS


                                                    September 30,   December 31,
                                                         1997           1996
                                                    ------------    -----------
                                                     (Unaudited)

                      ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $202,982 at September 30
     and $327,271 at December 31                    $    203,182    $   327,443
 Accounts receivable - affiliate                         149,803        297,667
                                                     -----------     ----------
           Total current assets                          352,985        625,110
                                                     -----------     ----------
Oil and gas properties - at cost, based on
  the successful efforts accounting method             6,074,987      6,465,143
Accumulated depletion                                 (4,123,759)    (4,272,670)
                                                     -----------     ----------
           Net oil and gas properties                  1,951,228      2,192,473
                                                     -----------     ----------
                                                    $  2,304,213    $ 2,817,583
                                                     ===========     ==========

 PARTNERS' CAPITAL

Partners' capital:
  Managing general partner                          $     24,283    $    29,417
  Limited partners (24,426 interests)                  2,279,930      2,788,166
                                                     -----------     ----------
                                                    $  2,304,213    $ 2,817,583
                                                     ===========     ==========


The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                   Three months ended     Nine months ended
                                      September 30,          September 30,
                                 ---------------------   ----------------------
                                    1997        1996        1997       1996
                                 ---------   ---------   ---------   ----------
Revenues:
   Oil and gas                   $ 249,937   $ 349,138   $ 904,183   $1,187,162
   Interest                          4,453       7,677      15,144       11,905
   Gain (loss) on disposition
     of assets                      (6,349)     10,075     (74,351)     407,353
   Litigation settlement               -           -           -         19,935
                                  --------    --------    --------    ---------
                                   248,041     366,890     844,976    1,626,355
                                  --------    --------    --------    ---------
Costs and expenses:
   Oil and gas production          260,489     224,288     681,154      693,368
   General and administrative        7,248      10,474      27,125       35,615
   Depletion                        37,411      70,556     118,633      183,394
   Abandoned property               11,943       5,155      42,786       53,600
                                  --------    --------    --------    ---------
                                   317,091     310,473     869,698      965,977
                                  --------    --------    --------    ---------
Net income (loss)                $ (69,050)  $  56,417   $ (24,722)  $  660,378
                                  ========    ========    ========    =========
Allocation of net income (loss):
   Managing general partner      $    (690)  $     564   $    (247)  $    6,604
                                  ========    ========    ========    =========
   Limited partners              $ (68,360)  $  55,853   $ (24,475)  $  653,774
                                  ========    ========    ========    =========
Net income (loss) per limited
   partnership interest          $   (2.80)  $    2.29   $   (1.00)  $    26.77
                                  ========    ========    ========    =========
Distributions per limited
   partnership interest          $    4.16   $    7.20   $   19.81   $    19.51
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------

Balance at January 1, 1997          $  29,417     $2,788,166     $2,817,583

   Distributions                       (4,887)      (483,761)      (488,648)

   Net loss                              (247)       (24,475)       (24,722)
                                     --------      ---------      ---------

Balance at September 30, 1997       $  24,283     $2,279,930     $2,304,213
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine months ended
                                                             September 30,
                                                       ------------------------
                                                           1997         1996
                                                       -----------   ----------
Cash flows from operating activities:
  Net income (loss)                                    $  (24,722)   $  660,378
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depletion                                         118,633       183,394
        (Gain) loss on disposition of assets               74,351      (407,353)
Changes in assets:
  (Increase) decrease in accounts receivable              156,396       (74,635)
                                                        ---------     ----------
          Net cash provided by operating activities       324,658       361,784
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas property                       (17,099)          -
  Proceeds from disposition of assets                      56,828       524,240
                                                        ---------     ---------
          Net cash provided by investing activities        39,729       524,240
                                                        ---------     ---------
Cash flows from financing activities:
  Cash distributions to partners                         (488,648)     (481,469)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents     (124,261)      404,555
Cash and cash equivalents at beginning of period          327,443       133,580
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  203,182    $  538,135
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform to the 1997 financial presentations.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 24% to $904,183 from $1,187,162 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decline in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the nine months ended September 30, 1997, 38,537 barrels of oil were sold compared to 47,957 for the same period in 1996, a decrease of 9,420 barrels, or 20%. Of the decrease, 1,380 barrels, or 3%, was attributable to the sale of three oil and gas wells during the nine months ended September 30, 1996. The remaining decrease of 8,040 barrels, or 17%, was due to the decline characteristics of the Partnership's oil and gas properties. For the nine months ended September 30, 1997, 80,617 mcf of gas were sold compared to 109,356 for the same period in 1996, a decrease of 28,739 mcf, or 26%, of which 6,664 mcf, or 6%, was attributable to the sale of three oil and gas wells, with the remaining decrease of 22,075 mcf, or 20%, due to the decline characteristics of the properties. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.23, or 6%, from $20.66 for the nine months ended September 30, 1996 to $19.43 for the same period in 1997, while the average price received per mcf of gas increased 8% from $1.79 during the nine months ended September 30, 1996 to $1.93 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

The $74,351 loss on disposition of assets for the nine months ended September 30, 1997 resulted from an $89,277 loss on the abandonment of five oil and gas wells, offset by $14,926 in salvage income received during 1997 on properties that were plugged and abandoned in prior years. The $407,353 gain on disposition of assets for the nine months ended September 30, 1996 resulted from a $376,894 gain on the sale of three oil and gas wells and one saltwater disposal well to Costilla Energy, L.L.C. and $32,435 in salvage income received during 1996 on properties that were plugged and abandoned in prior years, offset by a $1,976 loss on the abandonment of four oil and gas wells and two saltwater disposal wells.

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

Costs and Expenses:

Total costs and expenses decreased to $869,698 for the nine months ended September 30, 1997 as compared to $965,977 for the same period in 1996, a decrease of $96,279, or 10%. This decrease was due to declines in depletion, production costs, abandoned property costs and general and administrative expenses ("G&A").

Production costs were $681,154 for the nine months ended September 30, 1997 and $693,368 for the same period in 1996, resulting in a $12,214 decrease. The decrease was the result of lower well maintenance costs, offset by an increase in workover costs incurred in an effort to stimulate production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 24%, from $35,615 for the nine months ended September 30, 1996 to $27,125 for the same period in 1997.

Depletion was $118,633 for the nine months ended September 30, 1997 compared to $183,394 for the same period in 1996, representing a decrease of $64,761, or 35%. This decrease was primarily attributable to a decline in oil production of 8,040 barrels on the remaining active properties for the nine months ended September 30, 1997 as compared to the same period in 1996 and a revision of oil reserves at December 31, 1996.

Abandoned property costs of $42,786 and $53,600 were incurred on the abandonment of several properties for the nine months ended September 30, 1997 and 1996, respectively.

Three months ended September 30, 1997 compared with three months ended September
  30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 28% to $249,937 from $349,138 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues was the result of declines in barrels of oil and mcf of gas produced and sold and a decline in the average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the three months ended September 30, 1997, 11,172 barrels of oil were sold compared to 13,756 for the same period in 1996, a decrease of 2,584 barrels, or 19%. For the three months ended September 30, 1997, 26,277 mcf of gas were sold compared to 34,507 for the same period in 1996, a decrease of 8,230 mcf, or 24%. The decreases in production volumes were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.03, or 14%, from $21.44 for the three months ended September 30, 1996 to $18.41 for the same period in 1997, while the average price received per mcf of gas increased 7% from $1.57 during the three months ended September 30, 1996 to $1.68 in 1997.

The $6,349 loss on disposition of assets for the three months ended September 30, 1997 resulted from a $6,881 loss on the abandonment of five oil and gas wells, offset by $532 in salvage income received during the three months ended September 30, 1997 on properties that were plugged and abandoned in prior years. The $10,075 gain on disposition of assets for the three months ended September 30, 1996 resulted from $11,317 in salvage income from properties that were plugged and abandoned in prior years, offset by a $1,242 loss on the abandonment of four oil and gas wells and two saltwater disposal wells.

Costs and Expenses:

Total costs and expenses increased to $317,091 for the three months ended September 30, 1997 as compared to $310,473 for the same period in 1996, an increase of $6,618. This increase was due to increases in production costs and abandoned property costs, offset by declines in depletion and G&A.

Production costs were $260,489 for the three months ended September 30, 1997 and $224,288 for the same period in 1996, resulting in a $36,201 increase, or 16%. The increase was attributable to additional workover expenses incurred in an effort to stimulate well production, offset by lower well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 31% from $10,474 for the three months ended September 30, 1996 to $7,248 for the same period in 1997.

Depletion was $37,411 for the three months ended September 30, 1997 compared to $70,556 for the same period in 1996. This represented a decrease in depletion of $33,145, or 47%, primarily attributable to a decline in oil production of 2,584 barrels for the three months ended September 30, 1997 as compared to the same period in 1996 and a revision of reserves at December 31, 1996.

Abandoned property costs of $11,943 and $5,155 were incurred on the abandonment of several properties for the three months ended September 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $37,126 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. The decrease was attributable to the receipt of proceeds received in 1996 from the litigation settlement as discussed in Item 2 and a decline in oil and gas sales receipts, offset by declines in production costs and abandoned property costs paid.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1997 and 1996, respectively, were related to the disposal or addition of oil and gas equipment on active properties. For the nine months ended September 30, 1997, additions to oil and gas properties were primarily due to the purchase and recompletion of a producing property.

Proceeds of $41,903 and $55,440 were received from the sale of equipment on several properties abandoned during the nine months ended September 30, 1997, and 1996, respectively. Proceeds from salvage income of $14,925 and $22,044 from the disposal of oil and gas equipment on properties abandoned in prior years were received during the nine months ended September 30, 1997 and 1996, respectively. Three oil and gas wells and one saltwater disposal well were sold during the nine months ended September 30, 1996, resulting in the receipt of $444,398 in proceeds from the sale.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $488,648 of which $4,887 was distributed to the managing general partner and $483,761 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $481,469 of which $4,815 was distributed to the managing general partner and $476,654 to the limited partners. Cash distributions to the partners of $481,469 for the nine months ended September 30, 1996 included $199 to the managing general partner and $19,736 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in Item 2.

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


                                           PARKER & PARSLEY PRODUCING
                                            PROPERTIES 87-A, LTD.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  November 12, 1996          By:     /s/ Rich Dealy
                                           --------------------------------
                                           Rich Dealy, Vice President and
                                            Controller