Form 10-K405
period 1997-12-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 1998-03-30
CIK 809016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

  / x /           Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1997

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

             As of March 8, 1998, the number of outstanding limited
            partnership interests was 24,426. The following documents
             are incorporated by reference into the indicated parts
                    of this Annual Report on Form 10-K: None

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

                                     PART I

ITEM 1.     Business

Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas. As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership. Prior to August 8, 1997, the Partnership's managing general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. ("Mesa") received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities & Exchange Commission.

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

The principal markets during 1997 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the
Partnership's   oil  producing   properties.   The  principal  markets  for  the
Partnership's gas were companies that have pipelines located near the Partnership's gas producing properties. Of the Partnership's total oil and gas revenues for 1997, approximately 65% and 17% were attributable to sales made to Genesis Crude Oil, L.P. and Phillips Petroleum Company, respectively.

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

The Partnership does not have any employees of its own. Pioneer USA employs 1,133 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. Pioneer USA supplies all management functions.

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

The Partnership completed seven purchases of producing properties. These acquisitions involved the purchase of working interests in 187 properties of which two uneconomical oil and gas wells were plugged and abandoned during 1988, 18 in 1989, 17 in 1990, 19 in 1991, nine in 1992, three in 1993, 10 in 1994, three in 1995, four in 1996 and seven in 1997, in addition to one well sold during 1995 and six wells sold in 1996. The Partnership also participated in the drilling of two oil and gas wells during 1988 which were completed as producers. During 1997, the Partnership participated in the recompletion of one well in which Pioneer USA acquired the deep rights. The Partnership already owned the shallow rights of the well bore. At December 31, 1997, the Partnership had 100 producing oil and gas wells.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1997, 1996 and 1995 and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of Pioneer USA and reviewed by an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership is a party to various legal proceedings incidental to its business involving claims in oil and gas leases or interests, other claims for damages in amounts not in excess of 10% of its current assets and other matters, none of which Pioneer believes to be material.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.     Market for Partnership's Common Equity and Related Stockholder
               Matters

At March 9, 1998, the Partnership had 24,426 outstanding limited partnership interests held of record by 1,126 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1997 and 1996, distributions of $589,730 and $879,684, respectively, were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                  1997         1996          1995         1994         1993
                               ----------   ----------    ----------   ----------   ----------
Operating results:
 Oil and gas sales             $1,244,727   $1,772,612    $1,533,283   $1,519,879   $1,956,362
                                =========    =========     =========    =========    =========
 Litigation settlement, net    $      -     $   19,935    $      -     $      -     $  210,819
                                =========    =========     =========    =========    =========
 Impairment of oil and
   gas properties              $  420,264   $   39,087    $  328,573   $      -     $      -
                                =========    =========     =========    =========    =========
 Net income (loss)             $ (397,297)  $  984,877    $ (239,782)  $ (167,585)  $  246,424
                                =========    =========     =========    =========    =========
 Allocation of net income (loss):
    Managing general partner   $   (3,973)  $    9,849    $   (2,398)  $   (1,676)  $    2,464
                                =========    =========     =========    =========    =========
    Limited partners           $ (393,324)  $  975,028    $ (237,384)  $ (165,909)  $  243,960
                                =========    =========     =========    =========    =========
 Limited partners' net
   income (loss) per limited
   partnership interest        $   (16.10)  $    39.92    $    (9.72)  $    (6.79)  $     9.99
                                =========    =========     =========    =========    =========
 Limited partners' cash
   distributions per limited
   partnership interest        $    24.14   $    36.01(a) $    18.65   $    18.10   $    45.69(a)
                                =========    =========     =========    =========    =========
At year end:
  Total assets                 $1,824,599   $2,817,583    $2,721,276   $3,421,144   $4,035,310
                                =========    =========     =========    =========    =========

---------------
  (a) Including litigation settlement of $.81 and $8.54 per limited partnership interest in 1996 and 1993, respectively.
                                        5

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations

Results of operations

1997 compared to 1996

The Partnership's 1997 oil and gas revenues decreased 30% to $1,244,727 from $1,772,612 in 1996. The decrease in revenues resulted from declines in production and lower average prices received. In 1997, 53,651 barrels of oil, 6,067 barrels of natural gas liquids ("NGLs") and 88,478 mcf of gas were sold, or 74,464 barrel of oil equivalents ("BOEs"). In 1996, 68,916 barrels of oil and 139,267 mcf of gas were sold, or 92,127 BOEs.

Consistent with the managing general partner, the Partnership has historically accounted for processed natural gas production as wellhead production on a wet gas basis. As a result of the merger with Mesa, the managing general partner has adopted Mesa's accounting policy and now accounts for processed natural gas production in two components: natural gas liquids and dry residue gas. As a result of the change in the managing general partner's policy, the Partnership now accounts for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997.

The declines in production volumes were primarily attributable to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $2.58, or 12%, from $21.68 in 1996 to $19.10 in 1997. The average price received per barrel of NGLs was $8.66. The average price received per mcf of gas decreased 5% from $2.00 in 1996 to $1.90 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1997.

The $73,308 loss on disposition of assets for 1997 resulted from $90,257 loss on the abandonment of six oil and gas wells, offset by $15,512 in salvage income received during 1997 on properties that were plugged and abandoned in prior years, along with $1,437 proceeds received from the sale of an overriding royalty interest. The gain on disposition of assets of $406,876 for 1996 resulted from a $372,435 gain on the sale of six oil and gas wells and one saltwater disposal well and $26,126 in salvage income received during 1996 on properties that were plugged and abandoned in prior years, along with an $8,315 gain on the abandonment of four oil and gas wells and two saltwater disposal wells during 1996.
                                        6

On April 29, 1996, Southmark Corporation, Pioneer USA and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $19,935 which included $19,736, or $.81 per limited partnership interest, to the Partnership and its partners.

Total costs and expenses increased in 1997 to $1,587,903 as compared to $1,234,335 in 1996, an increase of $353,568, or 29%. The increase was due to the impairment of oil and gas properties during 1997 and an increase in depletion, offset by reductions in production costs, general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $886,475 in 1997 and $900,861 in 1996, resulting in a $14,386 decrease. The decrease was due to reductions in well maintenance costs and lower production taxes, offset by an increase in workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 27%, from $58,525 in 1996 to $42,687 in 1997. The Partnership paid the managing general partner $25,969 in 1997 and $43,261 in 1996 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.

Abandoned property costs of $44,302 and $53,156 were incurred on the abandonment of several properties in 1997 and 1996, respectively.

The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $420,264 and $39,087 related to its oil and gas properties during the fourth quarters of 1997 and 1996, respectively.

Depletion was $194,175 in 1997 compared to $182,706 in 1996, representing an increase of $11,469, or 6%. This increase was primarily attributable to the decrease in oil reserves during 1997 as a result of lower commodity prices, offset by a decline in oil production of 15,265 barrels for 1997 as compared to 1996.

1996 compared to 1995

The Partnership's 1996 oil and gas revenues increased 16% to $1,772,612 from $1,533,283 in 1995. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by declines in barrels of oil produced and sold and mcf of gas produced and sold. In 1996, 68,916 barrels of oil were sold compared to 73,560 in 1995, a decrease of 4,644 barrels, or 6%. Of the decrease, 3,612 barrels, or 5%, was attributable to the sale of six oil and gas wells during 1996, with the remaining decrease of 1,032 barrels due to the decline characteristics of the Partnership's oil and gas properties. In 1996, 139,267 mcf of gas were sold compared to 172,695 in 1995, a decrease of 33,428 mcf, or 19%, of which 15,403 mcf, or 9%, was attributable to the sale of six oil and gas wells, with the remaining decrease of 18,025 mcf, or 10%, due to the decline characteristics of the properties.

The average price received per barrel of oil increased $4.52, or 26%, from $17.16 in 1995 to $21.68 in 1996, while the average price received per mcf of gas increased 27% from $1.57 in 1995 to $2.00 in 1996.

The gain on disposition of assets of $406,876 for 1996 resulted from a $372,435 gain on the sale of six oil and gas wells and one saltwater disposal well and $26,126 in salvage income received during 1996 on properties that were plugged and abandoned in prior years, along with an $8,315 gain on the abandonment of four oil and gas wells and two saltwater disposal wells during 1996. The loss on disposition of assets of $12,639 for 1995 was comprised of a $13,251 loss on three wells plugged and abandoned, offset by a $612 gain on the sale of one oil and gas well during 1995.

On April 29, 1996, Southmark Corporation, Pioneer USA and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $19,935 which included $19,736, or $.81 per limited partnership interest, to the Partnership and its partners.

Total costs and expenses decreased in 1996 to $1,234,335 as compared to $1,771,614 in 1995, a decrease of $537,279, or 30%. The decrease was due to reductions in production costs, depletion and impairment of oil and gas properties, offset by increases in G&A and abandoned property costs.

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

The Partnership adopted SFAS 121 effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $39,087 and $328,573 related to its oil and gas properties during the fourth quarters of 1996 and 1995, respectively.

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

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Partnership. During 1995, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics increased by 4.4%. The 1996 annual change in average weekly earnings increased by 4.1%. The 1997 index (effective April 1, 1997) increased 2%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. During 1997, the price per barrel for oil production similar to the Partnership's ranged from approximately $16.00 to $23.00. During most of 1997 and 1996, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On March 19, 1998, the market price for West Texas intermediate crude was $12.00 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $136,425 during the year ended December 31, 1997 from the year ended December 31, 1996. The decrease was primarily due to the receipt of proceeds received in 1996 from the litigation settlement as discussed above and a decrease in oil and gas sales receipts, offset by decreases in expenditures for production costs and abandoned property costs paid.
                                        9

Net Cash Provided by Investing Activities

The Partnership's investing activities during 1997 and 1996 were related to the disposal or addition of oil and gas equipment on active properties.

Proceeds from disposition of assets of $65,165 and $514,835 for 1997 and 1996, respectively, were comprised of $63,728 and $78,014, respectively, from salvage income from the disposal of oil and gas equipment on abandoned properties, proceeds of $1,437 from the sale of an overriding royalty interest during 1997 and $436,821 from the sale of six oil and gas wells and one saltwater disposal well during 1996.

Net Cash Used in Financing Activities

Cash was sufficient in 1997 for distributions to the partners of $595,687 of which $5,957 was distributed to the managing general partner and $589,730 to the limited partners. In 1996, cash was sufficient for distributions to the partners of $888,570 of which $8,886 was distributed to the managing general partner and $879,684 to the limited partners.

It is expected that future net cash provided by operations will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses as defined pursuant to the partnership agreement. Although the costs are not estimable at this time, they should not be significant to the Partnership.

ITEM 8.     Financial Statements and Supplementary Data



                          Index to Financial Statements

                                                                          Page

Financial Statements of Parker & Parsley Producing Properties 87-A, Ltd:
  Independent Auditors' Report...........................................  12
  Balance Sheets as of December 31, 1997 and 1996........................  13
  Statements of Operations for the Years Ended December 31,
    1997, 1996 and 1995..................................................  14
  Statements of Partners' Capital for the Years Ended
    December 31, 1997, 1996 and 1995.....................................  15
  Statements of Cash Flows for the Years Ended December 31,
    1997, 1996 and 1995..................................................  16
  Notes to Financial Statements..........................................  17

                          INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley Producing Properties 87-A, Ltd.
  (A Texas Limited Partnership):

We  have  audited  the  financial  statements  of  Parker  &  Parsley  Producing
Properties  87-A,  Ltd. as listed in the  accompanying  index.  These  financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley Producing Properties 87-A, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 3 to the financial statements, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.



                                                     KPMG Peat Marwick LLP


Midland, Texas
March 20, 1998

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                                 BALANCE SHEETS
                                   December 31




                                                     1997            1996
                                                  -----------     ----------
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $219,315 in 1997 and
    $327,271 in 1996                              $   219,515     $   327,443
  Accounts receivable - affiliate                     163,949         297,667
                                                   ----------      ----------
          Total current assets                        383,464         625,110
                                                   ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              6,060,618       6,465,143
Accumulated depletion                              (4,619,483)     (4,272,670)
                                                   ----------      ----------
          Net oil and gas properties                1,441,135       2,192,473
                                                   ----------      ----------
                                                  $ 1,824,599     $ 2,817,583
                                                   ==========      ==========

             PARTNERS' CAPITAL

Partners' capital:
    Managing general partner                      $    19,487     $     29,417
    Limited partners (24,426 interests)             1,805,112        2,788,166
                                                   ----------      -----------
                                                  $ 1,824,599     $  2,817,583
                                                   ==========      ===========



   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31




                                            1997          1996          1995
                                         ----------    ----------    ----------
Revenues:
  Oil and gas                            $1,244,727    $1,772,612    $1,533,283
  Interest                                   19,187        19,789        11,188
  Litigation settlement                         -          19,935           -
  Gain (loss) on disposition of assets      (73,308)      406,876       (12,639)
                                          ---------     ---------     ---------
                                          1,190,606     2,219,212     1,531,832
                                          ---------     ---------     ---------
Costs and expenses:
  Oil and gas production                    886,475       900,861     1,006,675
  General and administrative                 42,687        58,525        46,096
  Impairment of oil and gas properties      420,264        39,087       328,573
  Depletion                                 194,175       182,706       383,001
  Abandoned property                         44,302        53,156         7,269
                                          ---------     ---------     ---------
                                          1,587,903     1,234,335     1,771,614
                                          ---------     ---------     ---------
Net income (loss)                        $ (397,297)   $  984,877    $ (239,782)
                                          =========     =========     =========
Allocation of net income (loss):
  Managing general partner               $   (3,973)   $    9,849    $   (2,398)
                                          =========     =========     =========
  Limited partners                       $ (393,324)   $  975,028    $ (237,384)
                                          =========     =========     =========
Net income (loss) per limited
  partnership interest                   $   (16.10)   $    39.92    $    (9.72)
                                          =========     =========     =========



   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                          Managing
                                          general      Limited
                                          partner      partners        Total
                                         ---------    ----------    ----------
Partners' capital at January 1, 1995     $  35,453    $3,385,691    $3,421,144

   Distributions                            (4,601)     (455,485)     (460,086)

   Net loss                                 (2,398)     (237,384)     (239,782)
                                          --------     ---------     ---------
Partners' capital at December 31, 1995      28,454     2,692,822     2,721,276

   Distributions                            (8,886)     (879,684)     (888,570)

   Net income                                9,849       975,028       984,877
                                          --------     ---------     ---------
Partners' capital at December 31, 1996      29,417     2,788,166     2,817,583

   Distributions                            (5,957)     (589,730)     (595,687)

   Net loss                                 (3,973)     (393,324)     (397,297)
                                          --------     ---------     ---------
Partners' capital at December 31, 1997   $  19,487    $1,805,112    $1,824,599
                                          ========     =========     =========







   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31


                                                1997       1996         1995
                                             ---------   ---------   ---------
Cash flows from operating activities:
   Net income (loss)                         $(397,297)  $ 984,877   $(239,782)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
       Impairment of oil and gas properties    420,264      39,087     328,573
       Depletion                               194,175     182,706     383,001
       (Gain) loss on disposition of assets     73,308    (406,876)     12,639
   Changes in assets:
       Accounts receivable                     133,718    (239,201)     (2,195)
                                              --------    --------    --------
          Net cash provided by operating
             activities                        424,168     560,593     482,236
                                              --------    --------    --------
Cash flows from investing activities:
   (Additions) disposals of oil and gas
      equipment                                 (1,574)      7,005     (16,632)
   Proceeds from disposition of assets          65,165     514,835      28,707
                                              --------    --------    --------
          Net cash provided by investing
             activities                         63,591     521,840      12,075
                                              --------    --------    --------
Cash flows from financing activities:
   Cash distributions to partners             (595,687)   (888,570)   (460,086)
                                              --------    --------    --------
Net increase (decrease) in cash and cash
  equivalents                                 (107,928)    193,863      34,225
Cash and cash equivalents at beginning
  of year                                      327,443     133,580      99,355
                                              --------    --------    --------
Cash and cash equivalents at end of year     $ 219,515   $ 327,443   $ 133,580
                                              ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

Note 1.     Organization and nature of operations

       Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas. As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership. Prior to August 8, 1997, the Partnership's managing general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership as PPDLP's successor by merger.

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

       Oil and gas properties - The Partnership utilizes the successful efforts method of accounting for its oil and gas properties and equipment. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method on a property-by-property basis based on proved oil (dominant mineral) reserves as determined by the engineering staff of Pioneer USA, the Partnership's managing general partner, and reviewed by independent petroleum consultants. The carrying amounts of properties sold or otherwise disposed of and the related allowances for depletion are eliminated from the accounts and any gain or loss is included in operations.

       Impairment of long-lived assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its long-lived assets to be held and used on an individual property basis, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

       Reclassifications - Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 financial statement presentations.

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of the cash payments for the liability or component are fixed or reliably determinable.

Note 3.     Impairment of long-lived assets

      The Partnership adopted SFAS 121 effective October 1, 1995. In order to determine whether an impairment has occurred, the Partnership estimates the expected future cash flows of its oil and gas properties and compares such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $420,264, $39,087 and $328,573 related to its oil and gas properties during the fourth quarters of 1997, 1996 and 1995, respectively.

Note 4.     Income taxes

      The financial statement basis of the Partnership's net assets and liabilities was $1,443,929 less than the tax basis at December 31, 1997.

      The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:
                                               1997         1996         1995
                                             ---------   ----------   ---------
 Net income (loss) per statements of
    operations                               $(397,297)  $  984,877   $(239,782)
 Depletion and depreciation provisions for
    tax reporting purposes (over) under
    amounts for financial reporting purposes      (884)      52,744     139,097
 Impairment of oil and gas properties for
    financial reporting purposes               420,264       39,087     328,573
 Abandoned property costs for tax reporting
    purposes under amounts for financial
    reporting purposes                             -            -        15,900
 Other, net                                     99,981      (50,161)     27,780
                                              --------    ---------    --------
         Net income per Federal
           income tax returns                $ 122,064   $1,026,547   $ 271,568
                                              ========    =========    ========

Note 5.     Oil and gas producing activities

       The following is a summary of the net costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                              1997         1996         1995
                                           ----------   ----------   ----------
       Property acquisition costs          $  (27,011)  $  (39,070)  $   36,646
                                            =========    =========    =========
       Development costs                   $    9,157   $    2,494   $       -
                                            =========    =========    =========

       Capitalized oil and gas properties consist of the following:

                                                1997             1996
                                             -----------     -----------
     Proved properties:
       Property acquisition costs            $ 5,383,386     $ 5,797,068
       Completed wells and equipment             677,232         668,075
                                              ----------       ---------
                                               6,060,618       6,465,143
     Accumulated depletion                    (4,619,483)     (4,272,670)
                                              ----------       ----------
       Net capitalized costs                 $ 1,441,135     $ 2,192,473
                                              ==========      ==========

       During 1997 and 1996, the Partnership recognized non-cash charges against oil and gas properties of $420,264 and $39,087, respectively, in accordance with SFAS 121. See Note 3.

Note 6.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                               1997        1996        1995
                                             --------    --------    --------
     Payment of lease operating and
        supervision charges in accordance
        with standard industry operating
        agreements                           $334,692    $357,101    $371,603

     Reimbursement of general and
        administrative expenses              $ 25,969    $ 43,261    $ 38,438

     Receipt of proceeds for the salvage
        value of retired oil  and gas
        equipment                            $ 87,782    $ 94,286    $ 12,150

       The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Pioneer USA, P&P Employees Producing Properties 87-A ("EMPL") and the Partnership are parties to the Program agreement. EMPL is a general partnership organized for the benefit of certain employees of Pioneer USA.

       The costs and revenues of the Program are allocated to Pioneer USA, EMPL and the Partnership as follows:
                                             Pioneer USA(1)
                                               and EMPL         Partnership
                                             --------------     -----------
Revenues:
   Revenues from oil and gas production,
    proceeds from sales of producing
    properties and all other revenues:
      Before payout                             4.040405%        95.959595%
      After payout                             19.191920%        80.808080%

Costs and expenses:
   Property acquisition costs, operating
    costs, general and administrative
    expenses and other costs:
      Before payout                             4.040405%        95.959595%
      After payout                             19.191920%        80.808080%

  (1) Excludes Pioneer USA's 1% general partner ownership which is allocated at the Partnership level and 86 limited partner interests owned by Pioneer USA.

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1997, 1996 and 1995 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of Pioneer USA and reviewed by an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.
                                                  Oil and NGLs        Gas
                                                     (bbls)          (mcf)
                                                   ----------      ----------
  Net proved reserves at January 1, 1995              778,113       2,749,488
  Revisions                                            62,496         161,780
  Production                                          (73,560)       (172,695)
                                                   ----------      ----------
  Net proved reserves at December 31, 1995            767,049       2,738,573
  Revisions                                           141,927         456,136
  Sale of reserves                                    (28,078)       (145,763)
  Production                                          (68,916)       (139,267)
                                                   ----------      ----------
  Net proved reserves at December 31, 1996            811,982       2,909,679
  Revisions                                           (32,475)     (1,824,446)
  Production                                          (59,718)        (88,478)
                                                   ----------      ----------
  Net proved reserves at December 31, 1997            719,789         996,755
                                                   ==========      ==========

       The estimated present value of future net revenues of proved reserves, calculated using December 31, 1997 prices of $17.16 per barrel of oil, $12.46 per barrel of NGLs and $2.20 per mcf of gas, discounted at 10% was approximately $2,789,000 and undiscounted was $4,889,000 at December 31, 1997. Subsequent to December 31, 1997, the prices of oil and gas have been declining, and on March 19, 1998, the average prices for the Partnership's oil and gas were approximately $12.00 and $2.05, respectively.

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

Note 8.     Major customers

       The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:
                                                   1997       1996       1995
                                                 --------   --------   --------

          Genesis Crude Oil, L.P.                   65%        66%        63%
          Phillips Petroleum Company                17%        17%        18%
          GPM Gas Corporation                        -          -         12%

       The above customers represent 51% of total accounts receivable at December 31, 1997.

       Pioneer USA is party to a long-term agreement pursuant to which Pioneer USA and affiliates are to sell to Basis Petroleum, Inc. (formerly Phibro Energy, Inc.) substantially all crude oil (including condensate) which any of such entities have the right to market from time to time. On November 25, 1996, Pioneer USA consented to the assignment of the agreement to Genesis Crude Oil, L.P. ("Genesis"), a limited partnership formed by Basis Petroleum, Inc. and Howell Corporation. The price to be paid by Genesis for oil purchased under the agreement ("Genesis Agreement") is to be competitive with prices paid by other substantial purchasers in the same areas who are significant competitors of Genesis. The price to be paid for oil purchased under the Genesis Agreement includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Genesis Agreement is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Salomon, Inc., the parent company of Basis Petroleum, Inc. and a subordinated limited partner in Genesis, secures the payment obligations under the Genesis Agreement with a $25 million payment guarantee.

Note 9.     Organization and operations

       The Partnership was organized October 1, 1987 as a limited partnership under the Texas Uniform Limited Partnership Act for the purpose of acquiring producing properties. The following is a brief summary of the more significant provisions of the limited partnership agreement:

       Managing general partner - The managing general partner of the Partnership is Pioneer USA. Pioneer USA has the power and authority to manage, control and administer all Partnership affairs. Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues.

       Limited partner liability - The maximum amount of liability of any limited partner is the total contributions of such partner plus his share of any undistributed profits.

       Initial capital contributions - The limited partners entered into subscription agreements for aggregate capital contributions of $12,213,000. Pioneer USA is required to contribute amounts equal to 1% of initial Partnership capital less commission and organization and offering costs allocated to the limited partners and to contribute amounts necessary to pay costs and expenses allocated to it under the Partnership agreement to the extent its share of revenues does not cover such costs.

Note 10.     Disposition of Assets

       The loss on disposition of assets of $73,308 recognized during 1997 was primarily due to the abandonment of six oil and gas wells. During 1996, gain on disposition of assets primarily resulted from a gain of $372,435 realized from the sale of six oil and gas wells and one saltwater disposal well. The gain resulted from proceeds received from the sale of $436,821 less the write-off of remaining capitalized well costs of $64,386.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III


ITEM 10.     Directors and Executive Officers of the Partnership

The Partnership does not have any officers or directors. Under the limited partnership agreement, the Partnership's managing general partner, Pioneer USA, is granted the exclusive right and full authority to manage, control and administer the Partnership's business. Pioneer USA is a wholly-owned subsidiary of Pioneer, a publicly-traded corporation on the New York Stock Exchange.

Set forth below are the names, ages and positions of the directors and executive officers of Pioneer USA. Directors of Pioneer USA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.
                            Age at
                         December 31,
        Name                 1997                       Position
--------------------     ------------     -------------------------------------
Scott D. Sheffield           45           President and Director

Timothy L. Dove              41           Executive Vice President and Director

Dennis E. Fagerstone         48           Executive Vice President and Director

Mark L. Withrow              50           Executive Vice President, General
                                            Counsel and Director

M. Garrett Smith             36           Executive Vice President, Chief
                                            Financial Officer and Director

Mel Fischer                  63           Executive Vice President

Lon C. Kile                  42           Executive Vice President

Rich Dealy                   31           Vice President and Chief Accounting
                                            Officer

     Scott D. Sheffield. Mr. Sheffield is a distinguished graduate of The University of Texas with a B.S. in Petroleum Engineering. Since August 1997, he has served as President, Chief Executive Officer and a director of Pioneer and President and a director of Pioneer USA. Mr. Sheffield was the President and a director of Parker & Parsley from May 1990 until August 1997 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley from October 1990 until August 1997. He was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. He served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

     Timothy L. Dove. Mr. Dove became Executive Vice President - Business Development of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. Mr. Dove joined Parker & Parsley in May 1994 as Vice President - International and was promoted to Senior Vice President
- Business Development in October 1996, in which position he served until August 1997. Prior to joining Parker & Parsley, Mr. Dove was employed with Diamond Shamrock Corp., and its successor, Maxus Energy Corp, in various capacities in international exploration and production, marketing, refining and marketing and planning and development. Mr. Dove earned a B.S. in Mechanical Engineering from Massachusetts Institute of Technology in 1979 and received his M.B.A. in 1981 from the University of Chicago.

     Dennis E. Fagerstone. Mr. Fagerstone, a graduate of the Colorado School of Mines with a B.S. in Petroleum Engineering, became an Executive Vice President of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. He served as Executive Vice President and Chief Operating Officer of Mesa from March 1, 1997 until August 1997. From October 1996 to February 1997, Mr. Fagerstone served as Senior Vice President and Chief Operating Officer of Mesa and from May 1991 to October 1996, he served as Vice President - Exploration and Production of Mesa. From June 1988 to May 1991, Mr. Fagerstone served as Vice President - Operations of Mesa.

     Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with a B. S. in Accounting and Texas Tech University with a Juris Doctorate degree, became Executive Vice President, General Counsel and Secretary of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. Mr. Withrow was Vice President - General Counsel of Parker & Parsley from January 1991, when he joined Parker & Parsley, to January 1995, when he was appointed Senior Vice President - General Counsel. He was Parker & Parsley's Secretary from August 1992 until August 1997. Prior to joining Parker & Parsley, Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

     M. Garrett Smith. Mr. Smith, a graduate of The University of Texas with a B.S. in Electrical Engineering and Southern Methodist University with an M.B.A., was appointed Executive Vice President and Chief Financial Officer of Pioneer in December 1997. He served as Senior Vice President - Finance of Pioneer from August 1997 until December 1997. Mr. Smith was elected Senior Vice President - Finance and a director of Pioneer USA in August 1997. He served as Vice President - Corporate Acquisitions of Mesa from January 1997 until August 1997. From October 1996 to December 1996, Mr. Smith served as Vice President - Finance of Mesa and from 1994 to 1996 he served as Director of Financial Planning of Mesa. Mr. Smith was employed by BTC Partners, Inc. (a former financial advisor to Mesa) from 1989 to 1994.

     Mel Fischer. Mr. Fischer, a graduate of the University of California at Berkeley with a Masters degree in Geology, became Executive Vice President - Worldwide Exploration of Pioneer and Pioneer USA in August 1997. He served as a director of Parker & Parsley from November 1995 until August 1997 and was Executive Vice President - Worldwide Exploration for Parker & Parsley from February 1997 to August 1997. Mr. Fischer worked in the petroleum industry for 32 years, starting as a Petroleum Geologist with Texaco in 1962, and retiring as

President, Occidental International Exploration and Production Company in March 1994. For the 10 years prior to becoming President of Occidental International, he served as Executive Vice President, World Wide Exploration with Occidental Oil and Gas Corporation. He is a registered geologist in the State of California, a member of the American Association of Petroleum Geologists and an emeritus member of the Board of Advisors for the Earth Sciences Research Institute at the University of Utah.

     Lon C. Kile. Mr. Kile, a graduate of Oklahoma State University with a B.B.A. in Accounting, became Executive Vice President of Pioneer and Pioneer USA in August 1997. Mr. Kile was Senior Vice President - Investor Relations from October 1996 to August 1997. Previously, he served as Vice President and Manager of the Mid-Continent Division, Vice President - Equity Finance & Analysis and Vice President - Marketing & Program Administration. Prior to joining Parker & Parsley in 1985, he was employed as Supervisor - Senior, Audit, in charge of Parker & Parsley's audit, with Ernst & Young.

     Rich Dealy. Mr. Dealy is a graduate of Eastern New Mexico University with a B.B.A. in Accounting and Finance and is a Certified Public Accountant. He became Vice President and Chief Accounting Officer of Pioneer and Pioneer USA in February 1998. Mr. Dealy served as Controller of Pioneer USA from August 1997 to February 1998. He served as Controller of Parker & Parsley from August 1995 to August 1997. Mr. Dealy joined Parker & Parsley as an Accounting Manager in July, 1992. He was previously employed with KPMG Peat Marwick as an Audit Senior, in charge of Parker & Parsley's audit.

ITEM 11.     Executive Compensation

The  Partnership  does not have any  directors  or officers.  Management  of the
Partnership  is vested  in  Pioneer  USA,  the  managing  general  partner.  The
Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the limited partnership agreement, Pioneer USA pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative  expenses.  In  return,  Pioneer  USA  is  allocated  1%  of  the
Partnership's  revenues.  See  Notes 6 and 9 of  Notes to  Financial  Statements
included in "Item 8. Financial Statements and Supplementary Data" for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Partnership.

The Partnership does not directly pay any salaries of the executive officers of Pioneer USA, but does pay a portion of Pioneer USA's general and administrative expenses of which these salaries are a part. See Note 6 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA owned 86 limited partnership interests at January 1, 1998.

(b)      Security ownership of management

The Partnership does not have any officers or directors. The managing general partner of the Partnership, Pioneer USA, has the exclusive right and full authority to manage, control and administer the Partnership's business. Under the limited partnership agreement, limited partners holding a majority of the outstanding limited partnership interests have the right to take certain actions, including the removal of the managing general partner or any other general partner. The Partnership is not aware of any current arrangement or activity which may lead to such removal. The Partnership is not aware of any officer of director of Pioneer USA who beneficially owns limited partnership interests in the Partnership.

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                                 1997        1996       1995
                                               --------    -------    --------
Payment of lease operating and supervision
   charges in accordance with standard
   industry operating agreements               $334,692    $57,101    $371,603

Reimbursement of general and
   administrative expenses                     $ 25,969    $43,261    $ 38,438

Receipt of proceeds for the salvage value
   of retired oil and gas equipment            $ 87,782    $94,286    $ 12,150

Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues. Also, see Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data", regarding the Partnership's participation with the managing general partner in oil and gas activities of the Program.

                                     PART IV


ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    1.     Financial statements

              The following are filed as part of this annual report:

                    Independent Auditors' Report

                    Balance sheets as of December 31, 1997 and 1996

                    Statements of operations for the years ended December 31,
                      1997, 1996 and 1995

                    Statements of partners' capital for the years ended December
                      31, 1997, 1996 and 1995

                    Statements of cash flows for the years ended December 31,
                      1997, 1996 and 1995

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

                                     PARKER & PARSLEY PRODUCING
                                      PROPERTIES 87-A, LTD.

Dated: March 27, 1998                By:     Pioneer Natural Resources USA, Inc.
                                               Managing General Partner


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


/s/ Scott D. Sheffield      President and Director of             March 27, 1998
-------------------------   Pioneer USA
Scott D. Sheffield

/s/ Timothy L. Dove         Executive Vice President and          March 27, 1998
-------------------------   Director of Pioneer USA
Timothy L. Dove

/s/ Dennis E. Fagerstone    Executive Vice President and          March 27, 1998
-------------------------   Director of Pioneer USA
Dennis E. Fagerstone

/s/ Mark L. Withrow         Executive Vice President, General     March 27, 1998
-------------------------   Counsel and Director of Pioneer USA
Mark L. Withrow

/s/ M. Garrett Smith        Executive Vice President, Chief       March 27, 1998
-------------------------   Financial Officer and Director
M. Garrett Smith            of Pioneer USA

/s/ Mel Fischer             Executive Vice President of           March 27, 1998
-------------------------   Pioneer USA
Mel Fischer

/s/ Lon C. Kile             Executive Vice President of           March 27, 1998
-------------------------   Pioneer USA
Lon C. Kile

/s/ Rich Dealy              Vice President and Chief Accounting   March 27, 1998
-------------------------   Officer of Pioneer USA
Rich Dealy
                                       30

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.

                                INDEX TO EXHIBITS

       The following documents are incorporated by reference in response to Item 14(c):

Exhibit No.                     Description                            Page
-----------                     -----------                            ----
    3(a)         Amended and Restated Certificate of Limited             -
                 Partnership of Parker & Parsley Producing
                 Properties 87-A, Ltd. incorporated by reference to Exhibit 3a of Amendment No. 1 of the
                 Partnership's Registration Statement on Form
                 S-1 (Registration No. 33-11193)

    4(a)         Agreement of Limited Partnership of Parker              -
                 & Parsley Producing Properties 87-A, Ltd.
                 incorporated by reference to Exhibit A of Amendment No, 1 of the Partnership's
                 Registration Statement on Form S-1
                 (Registration No. 33-11193)

    4(b)         Subscription Agreement incorporated by                  -
                 reference to Exhibit C of Amendment No. 1 of the Partnership's Registration Statement on Form S-1 (Registration No. 33-11193)

    4(b)         Power of Attorney incorporated by reference             -
                 to Exhibit B of Amendment No. 1 of the
                 Partnership's Registration Statement on
                 Form S-1 (Registration No. 33-11193)

    4(c)         Specimen Certificate of Limited Partnership             -
                 Interest incorporated by reference to Exhibit
                 4c of the Partnership's Registration Statement on Form S-1 (Registration No. 33-11193)

   10(b)         Program Agreement incorporated by reference             -
                 to Exhibit B of Amendment No. 1 of the
                 Partnership's Registration Statement on
                 Form S-1 (Registration No. 33-11193)

    27.1*        Financial Data Schedule

    99.1         Mutual Release and Indemnity Agreement                  -
                 dated May 25, 1993 incorporated by reference
                 to Exhibit 99.1 of the Partnership's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1993
*Filed herewith
                                       31