Form 10-Q
period 1998-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 1998-08-06
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1998

                                       or

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

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997  .....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997...................................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   11

           27.1   Financial Data Schedule

           Signatures.................................................   12

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                      June 30,     December 31,
                                                        1998           1997
                                                    -----------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $209,360 at June 30 and
     $219,315 at December 31                        $   209,560    $   219,515
  Accounts receivable - affiliate                        73,954        163,949
                                                     ----------     ----------
        Total current assets                            283,514        383,464
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                5,874,605      6,060,618
Accumulated depletion                                (4,578,755)    (4,619,483)
                                                     ----------     ----------
        Net oil and gas properties                    1,295,850      1,441,135
                                                     ----------     ----------
                                                    $ 1,579,364    $ 1,824,599
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Partners' capital:
    Managing general partner                        $    17,035    $    19,487
    Limited partners (24,426 interests)               1,562,329      1,805,112
                                                     ----------     ----------
                                                    $ 1,579,364    $ 1,824,599
                                                     ==========     ==========



   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                 ---------------------   ----------------------
                                    1998        1997        1998         1997
                                 ---------   ---------   ----------   ---------
Revenues:
  Oil and gas                    $ 211,467   $ 296,477   $  433,040   $ 654,246
  Interest                           3,304       5,786        6,704      10,691
                                  --------    --------    ---------    --------
                                   214,771     302,263      439,744     664,937
                                  --------    --------    ---------    --------
Costs and expenses:
  Oil and gas production           176,577     193,103      360,313     420,665
  General and administrative        15,117       9,249       21,764      19,877
  Depletion                         59,005      40,623       99,488      81,222
  Loss on disposition of assets     44,930      79,010        9,441      68,002
  Abandoned property                18,767      27,877       65,758      30,843
                                  --------    --------    ---------    --------
                                   314,396     349,862      556,764     620,609
                                  --------    --------    ---------    --------
Net income (loss)                $ (99,625)  $ (47,599)  $ (117,020)  $  44,328
                                  ========    ========    =========    ========
Allocation of net income (loss):
  Managing general partner       $    (996)  $    (476)  $   (1,170)  $     443
                                  ========    ========    =========    ========
  Limited partners               $ (98,629)  $ (47,123)  $ (115,850)  $  43,885
                                  ========    ========    =========    ========
Net income (loss) per limited
  partnership interest           $   (4.03)  $   (1.93)  $    (4.74)  $    1.80
                                  ========    ========    =========    ========
Distributions per limited
  partnership interest           $    1.18   $    5.90   $     5.20   $   15.65
                                  ========    ========    =========    ========



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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general       Limited
                                      partner       partners        Total
                                     ---------     ----------     ----------

Balance at January 1, 1998           $  19,487     $1,805,112     $1,824,599

    Distributions                       (1,282)      (126,933)      (128,215)

    Net loss                            (1,170)      (115,850)      (117,020)
                                      --------      ---------      ---------

Balance at June 30, 1998             $  17,035     $1,562,329     $1,579,364
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                              June 30,
                                                     -------------------------
                                                        1998           1997
                                                     ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                  $ (117,020)    $   44,328
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         99,488         81,222
       Loss on disposition of assets                      9,441         68,002
  Changes in assets and liabilities:
       Accounts receivable                               89,995        142,873
                                                      ---------      ---------
         Net cash provided by operating activities       81,904        336,425
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (5,454)        (2,944)
  Proceeds from asset dispositions                       41,810         25,131
                                                      ---------      ---------
         Net cash provided by investing activities       36,356         22,187
                                                      ---------      ---------
Cash flows from financing activities:
  Cash distributions to partners                       (128,215)      (386,126)
                                                      ---------      ---------
Net decrease in cash and cash equivalents                (9,955)       (27,514)
Cash and cash equivalents at beginning of period        219,515        327,443
                                                      ---------      ---------
Cash and cash equivalents at end of period           $  209,560     $  299,929
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 34% to $433,040 from $654,246 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 25,655 barrels of oil, 6,204 barrels of natural gas liquids ("NGLs") and 29,158 mcf of gas were sold, or

36,719 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 27,364 barrels of oil and 54,351 mcf of gas were sold, or 36,423 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $5.84, or 29%, from $19.85 for the six months ended June 30, 1997 to $14.01 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $6.00. The average price received per mcf of gas decreased 39% from $2.04 for the six months ended June 30, 1997 to $1.25 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $556,764 for the six months ended June 30, 1998 as compared to $620,609 for the same period in 1997, a decrease of $63,845, or 10%. This decrease was due to a reduction in production costs and loss on disposition of assets, offset by increases in abandoned property costs, depletion and general and administrative expenses ("G&A").

Production costs were $360,313 for the six months ended June 30, 1998 and $420,665 for the same period in 1997, resulting in a $60,352 decrease, or 14%. The decrease was attributable to declines in well maintenance costs, workover expenses and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 9% from $19,877 for the six months ended June 30, 1997 to $21,764 for the same period in 1998.

Depletion was $99,488 for the six months ended June 30, 1998 compared to $81,222 for the same period in 1997. This represented an increase in depletion of

$18,266, or 22%. This increase was due to a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 1,709 barrels for the period ended June 30, 1998 compared to the same period in 1997.

A loss on disposition of assets of $9,441 and $68,002 was recognized for the six months ended June 30, 1998 an 1997, respectively, on the abandonment of two and four oil and gas wells during each period. Expenses incurred during 1998 and 1997 to plug and abandon these wells totaled $65,758 and $30,843, respectively.

Three months ended June 30, 1998 compared with three months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 29% to $211,467 from $296,477 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 13,131 barrels of oil, 2,945 barrels of NGLs and 14,644 mcf of gas were sold, or 18,517 BOEs. For the three months ended June 30, 1997, 13,389 barrels of oil and 27,668 mcf of gas were sold, or 18,000 BOEs.

The average price received per barrel of oil decreased $5.15, or 28%, from $18.52 for the three months ended June 30, 1997 to $13.37 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $5.95. The average price received per mcf of gas decreased 28% from $1.75 during the three months ended June 30, 1997 to $1.26 in 1998.

Costs and Expenses:

Total costs and expenses decreased to $314,396 for the three months ended June 30, 1998 as compared to $349,862 for the same period in 1997, a decrease of $35,466, or 10%. This decrease was due to declines in loss on abandoned properties, production costs and abandoned property costs, offset by increases in depletion and G&A.

Production costs were $176,577 for the three months ended June 30, 1998 and $193,103 for the same period in 1997, resulting in a $16,526 decrease, or 9%. The decrease was attributable to less workover expenses and production taxes, offset by an increase in well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 63% from $9,249 for the three months ended June 30, 1997 to $15,117 for the same period in 1998.

Depletion was $59,005 for the three months ended June 30, 1998 compared to $40,623 for the same period in 1997. This represented an increase in depletion of $18,382, or 45%. This increase was primarily attributable to a reduction in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices.

A loss on disposition of assets of $44,930 and $79,010 was recognized for the three months ended June 30, 1998 and 1997, respectively, on the abandonment of two and four oil and gas wells during each period. Expenses incurred during the three months ended June 30, 1998 and 1997 to plug and abandon these wells totaled $18,767 and $27,877, respectively.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $254,521 during the six months ended June 30, 1998 from the same period in 1997. The decrease was attributable to a decrease in oil and gas sales receipts and an increase in abandoned property costs paid, offset by a decrease in production costs paid.

Net Cash Provided by Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1998 and 1997 were related to expenditures for oil and gas equipment on active properties.

Proceeds of $41,810 and $25,131 were received during the six months ended June 30, 1998 and 1997, respectively, from the sale of oil and gas equipment on properties abandoned in current and prior years.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $128,215 of which $1,282 was distributed to the managing general partner and $126,933 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $386,126 of which $3,861 was distributed to the managing general partner and $382,265 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                         PARKER & PARSLEY PRODUCING
                                            PROPERTIES 87-A, LTD.

                                  By:    Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner





Dated:  August 6, 1998            By:    /s/ Rich Dealy
                                         ------------------------------------
                                         Rich Dealy, Vice President and
                                         Chief Accounting Officer