Form 10-Q
period 1998-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 1998-11-09
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       or

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

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1998 and
             December 31, 1997.........................................    3

          Statements of Operations for the three and nine
            months ended September 30, 1998 and 1997...................    4

          Statement of Partners' Capital for the nine months
            ended September 30, 1998...................................    5

          Statements of Cash Flows for the nine months ended
            September 30, 1998 and 1997................................    6

          Notes to Financial Statements................................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................    7


                     Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K.............................   12

          27.1   Financial Data Schedule

          Signatures...................................................   13

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                 September 30,      December 31,
                                                     1998              1997
                                                 ------------      ------------
                                                 (Unaudited)
                      ASSETS
Current assets:
  Cash                                           $    220,546      $    219,515
 Accounts receivable - affiliate                       86,657           163,949
                                                  -----------       -----------
           Total current assets                       307,203           383,464
                                                  -----------       -----------
Oil and gas properties - at cost, based on
  the successful efforts accounting method          5,869,877         6,060,618
Accumulated depletion                              (4,693,297)       (4,619,483)
                                                  -----------       -----------
           Net oil and gas properties               1,176,580         1,441,135
                                                  -----------       -----------
                                                 $  1,483,783      $  1,824,599
                                                  ===========       ===========
 PARTNERS' CAPITAL

Partners' capital:
  Managing general partner                       $     16,079      $     19,487
  Limited partners (24,426 interests)               1,467,704         1,805,112
                                                  -----------       -----------
                                                 $  1,483,783      $  1,824,599
                                                  ===========       ===========


The financial information included as of September 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Three months ended         Nine months ended
                                   September 30,             September 30,
                              -----------------------   -----------------------
                                 1998         1997         1998         1997
                              ----------   ----------   ----------   ----------
Revenues:
   Oil and gas                $  204,105   $  249,937   $  637,145   $  904,183
   Interest                        3,243        4,453        9,947       15,144
   Gain (loss) on disposition
     of assets                    33,296       (6,349)      23,855      (74,351)
                               ---------    ---------    ---------    ---------
                                 240,644      248,041      670,947      844,976
                               ---------    ---------    ---------    ---------
Costs and expenses:
   Oil and gas production        155,646      260,489      515,959      681,154
   General and administrative      3,724        7,248       25,488       27,125
   Depletion                     115,097       37,411      214,585      118,633
   Abandoned property                838       11,943       66,596       42,786
                               ---------    ---------    ---------    ---------
                                 275,305      317,091      822,628      869,698
                               ---------    ---------    ---------    ---------
Net loss                      $  (34,661)  $  (69,050)  $ (151,681)  $  (24,722)
                               =========    =========    =========    =========
Allocation of net loss:
   Managing general partner   $     (347)  $     (690)  $   (1,517)  $     (247)
                               =========    =========    =========    =========
   Limited partners           $  (34,314)  $  (68,360)  $ (150,164)  $  (24,475)
                               =========    =========    =========    =========
Net loss per limited
   partnership interest       $    (1.41)  $    (2.80)  $    (6.15)  $    (1.00)
                               =========    =========    =========    =========
Distributions per limited
   partnership interest       $     2.47   $     4.16   $     7.67   $    19.81
                               =========    =========    =========    =========


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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general      Limited
                                       partner      partners       Total
                                      ---------    ----------    ----------

Balance at January 1, 1998            $  19,487    $1,805,112    $1,824,599

   Distributions                         (1,891)     (187,244)     (189,135)

   Net loss                              (1,517)     (150,164)     (151,681)
                                       --------     ---------     ---------

Balance at September 30, 1998         $  16,079    $1,467,704    $1,483,783
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months ended
                                                            September 30,
                                                       ------------------------
                                                          1998           1997
                                                       ----------    ----------
Cash flows from operating activities:
  Net loss                                             $ (151,681)   $  (24,722)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depletion                                         214,585       118,633
        (Gain) loss on disposition of assets              (23,855)       74,351
Changes in assets:
  Accounts receivable                                      77,292       156,396
                                                        ---------     ---------
          Net cash provided by operating activities       116,341       324,658
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas property                           -         (17,099)
  Proceeds from asset dispositions                         73,825        56,828
                                                        ---------     ---------
          Net cash provided by investing activities        73,825        39,729
                                                        ---------     ---------
Cash flows from financing activities:
  Cash distributions to partners                         (189,135)     (488,648)
                                                        ---------     ---------
Net increase (decrease) in cash                             1,031      (124,261)
Cash at beginning of period                               219,515       327,443
                                                        ---------     ---------
Cash at end of period                                  $  220,546    $  203,182
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 1998 compared with nine months ended
  September 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 30% to $637,145 from $904,183 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the nine months ended September 30, 1998, 38,876 barrels of oil, 10,101 barrels of natural gas liquids ("NGLs") and 44,892 mcf of gas were sold, or 56,459 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1997, 38,537 barrels of oil and 80,617 mcf of gas were sold, or 51,973 BOEs.
                                        7

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and nine months ended September 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and nine months ended September 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $5.99, or 31%, from $19.43 for the nine months ended September 30, 1997 to $13.44 for the same period in 1998. The average price received per barrel of NGLs during the nine months ended September 30, 1998 was $5.78. The average price received per mcf of gas decreased 35% from $1.93 during the nine months ended September 30, 1997 to $1.26 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On October 30, 1998, the market price for West Texas intermediate crude was $13.33 per barrel. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

The $23,855 gain on disposition of assets recognized during the nine months ended September 30, 1998 was the result of $28,914 salvage income received on properties that were plugged and abandoned in a prior year and from equipment credits on fully depleted wells, offset by a $5,059 loss on the abandonment of three wells abandoned during 1998. The $74,351 loss on disposition of assets for the nine months ended September 30, 1997 resulted from an $89,277 loss on the abandonment of five oil and gas wells, offset by $14,926 in salvage income received during 1997 on properties that were plugged and abandoned in prior years.

Costs and Expenses:

Total costs and expenses decreased to $822,628 for the nine months ended September 30, 1998 as compared to $869,698 for the same period in 1997, a decrease of $47,070, or 5%. This decrease was due to declines in production costs and general and administrative expenses ("G&A"), offset by increases in depletion and abandoned property costs.

Production costs were $515,959 for the nine months ended September 30, 1998 and $681,154 for the same period in 1997, resulting in a $165,195 decrease, or 24%. The decrease was the result of lower workover costs, well maintenance costs and production taxes.
                                        8

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 6%, from $27,125 for the nine months ended September 30, 1997 to $25,488 for the same period in 1998.

Depletion was $214,585 for the nine months ended September 30, 1998 compared to $118,633 for the same period in 1997, representing an increase of $95,952. This increase was primarily attributable to a decrease in oil reserves during the period ended September 30, 1998 as a result of lower commodity prices and an increase in oil production of 339 barrels for the period ended September 30, 1998 compared to the same period in 1997, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997.

Abandoned property costs of $66,596 and $42,786 were incurred on the abandonment of several properties for the nine months ended September 30, 1998 and 1997, respectively.

Three months ended September 30, 1998 compared with three months ended September
  30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 18% to $204,105 from $249,937 for the three months ended September 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended September 30, 1998, 13,222 barrels of oil, 3,897 barrels of NGLs and 15,734 mcf of gas were sold, or 19,741 BOEs. For the three months ended September 30, 1997, 11,172 barrels of oil and 26,277 mcf of gas were sold, or 15,552 BOEs.

The average price received per barrel of oil decreased $6.09, or 33%, from $18.41 for the three months ended September 30, 1997 to $12.32 for the same period in 1998. The average price received per barrel of NGLs during the three months ended September 30, 1998 was $5.43. The average price received per mcf of gas decreased 24% from $1.68 during the three months ended September 30, 1997 to $1.27 in 1998.

The gain on disposition of assets of $33,296 recognized during the three months ended September 30, 1998 was the result of $19,015 salvage income received on properties that were plugged and abandoned in a prior year and from a $14,281 gain on the abandonment of three wells plugged and abandoned during 1998. The $6,349 loss on disposition of assets for the three months ended September 30, 1997 resulted from a $6,881 loss on the abandonment of five oil and gas wells, offset by $532 in salvage income received during the three months ended September 30, 1997 on properties that were plugged and abandoned in prior years.

Costs and Expenses:

Total costs and expenses decreased to $275,305 for the three months ended September 30, 1998 as compared to $317,091 for the same period in 1997, a decrease of $41,786, or 13%. This decrease was due to declines in production costs, G&A and abandoned property costs, offset by an increase in depletion.

Production costs were $155,646 for the three months ended September 30, 1998 and $260,489 for the same period in 1997, resulting in a $104,843 decrease, or 40%. The decrease was primarily attributable to lower workover expenses, production taxes and well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 49% from $7,248 for the three months ended September 30, 1997 to $3,724 for the same period in 1998.

Depletion was $115,097 for the three months ended September 30, 1998 compared to $37,411 for the same period in 1997. This represented an increase in depletion of $77,686. This increase was primarily attributable to a decrease in oil reserves during the period ended September 30, 1998 as a result of lower commodity prices and an increase in oil production of 2,050 barrels for the period ended September 30, 1998 compared to the same period in 1997, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997.

Abandoned property costs of $838 and $11,943 were incurred on the abandonment of several properties for the three months ended September 30, 1998 and 1997, respectively.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $208,317 during the nine months ended September 30, 1998 from the same period ended September 30, 1997. The decrease was attributable to a decline in oil and gas sales receipts and an increase in abandoned property costs paid, offset by declines in production costs and G&A expenses paid.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1997 were related to the addition of oil and gas equipment on active properties.

Proceeds of $73,825 and $56,828 were received from the sale of equipment on several properties abandoned during the nine months ended September 30, 1998 and 1997, respectively.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1998 to cover distributions to the partners of $189,135 of which $1,891 was distributed to the managing general partner and $187,244 to the limited partners. For the same period ended September 30, 1997, cash was sufficient for distributions to the partners of $488,648 of which $4,887 was distributed to the managing general partner and $483,761 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Year 2000 Project Readiness

Historically, many computer programs have been developed that use only the last two digits in a date to refer to a year. As the year 2000 nears, the inability of such computer programs and embedded technologies to distinguish between "1900" and "2000" has given rise to the "Year 2000" problem. Theoretically, such computer programs and related technology could fail outright, or communicate inaccurate data, if not remediated or replaced. With the proliferation of electronic data interchange, the Year 2000 problem represents a significant exposure to the entire global community, the full extent of which cannot be accurately assessed.

In proactive response to the Year 2000 problem, the managing general partner established a "Year 2000" project to assess, to the extent possible, the Partnership's and the managing general partner's internal Year 2000 problem; to take remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and significant third parties with whom it has data interchange; and, to test its systems and processes once remedial actions have been taken. The managing general partner has contracted with IBM Global Services to perform the assessment and remedial phases of its Year 2000 project.

The assessment phase of the managing general partner's Year 2000 project is 85% complete and has included, but is not limited to, the following procedures:

o the identification of necessary remediation, upgrade and/or replacement of existing information technology applications and systems;

o      the  assessment  of   non-information   technology  exposures,   such  as
       telecommunications systems, security systems, elevators and process control equipment;

o the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand and assess their Year 2000 problems, readiness and potential impact on the managing general partner and its Year 2000 problem;

o      the   implementation  of  processes   designed  to  reduce  the  risk  of
       reintroduction of Year 2000 problems into the managing general partner's systems and business processes; and,

o the formulation of contingency plans for mission-critical information technology systems.

The managing general partner expects to complete the assessment phase of its Year 2000 project by the end of the first quarter of 1999 but is being delayed by limited responses received on inquiries made of third party businesses. To date, the managing general partner has distributed Year 2000 problem inquiries to over 500 entities and has received responses on approximately 10% of those inquiries.
                                       11

The remedial phase of the managing general partner's Year 2000 project is approximately 40% complete, subject to the results of the third party inquiry assessments and the testing phase. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and is currently testing this system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by mid-1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of the Artesia system upgrades by March 1999 and all other information technology systems by May 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of September 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.5 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of September 30, 1998, the managing general partner's total costs incurred on the Year 2000 problem were $1.5 million, of which $200 thousand were incurred to replace non-compliant systems. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses and such allocation should not be significant to the Partnership.

The risks associated with the Year 2000 problem are significant. A failure to remedy a critical Year 2000 problem could have a materially adverse affect on the Partnership's results of operations and financial condition. The problems which may be encountered as a result of a Year 2000 problem could include information and non-information system failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude that cannot be accurately assessed at this time. In the assessment phase of the managing general partner's Year 2000 project, contingency plans are being designed to mitigate the exposures noted above. However, given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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

                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits
       27.1   Financial Data Schedule
(b)    Reports on Form 8-K - none
                                       12

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


                                            PARKER & PARSLEY PRODUCING
                                             PROPERTIES 87-A, LTD.

                                     By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  November 6, 1998             By:    /s/ Rich Dealy
                                            -------------------------------
                                            Rich Dealy, Vice President and
                                             Chief Accounting Officer