Form 10-K405
period 1998-12-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 1999-03-29
CIK 809016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 1998


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

As of March 8, 1999, the number of outstanding limited partnership interests was 24,426. The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: None

Parts I and II of this Report contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business" for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward looking statements.

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

The principal markets during 1998 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the
Partnership's   oil  producing   properties.   The  principal  markets  for  the
Partnership's gas were companies that have pipelines located near the Partnership's gas producing properties. Of the Partnership's total oil and gas revenues for 1998, approximately 66% and 16% were attributable to sales made to Genesis Crude Oil, L.P. and Phillips Petroleum Company, respectively.

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

The Partnership does not have any employees of its own. Pioneer USA employs 818 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. Pioneer USA supplies all management functions.

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

The Partnership completed seven purchases of producing properties. These acquisitions involved the purchase of working interests in 187 properties of which 93 uneconomical oil and gas wells were plugged and abandoned and seven wells were sold. The Partnership also participated in the drilling of two oil and gas wells during 1988 which were completed as producers. During 1997, the Partnership participated in the recompletion of one well in which Pioneer USA acquired the deep rights. The Partnership already owned the shallow rights of the well bore. At December 31, 1998, the Partnership had 90 producing oil and gas wells.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1998, 1997 and 1996 and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of Pioneer USA and reviewed by Williamson Petroleum Consultants, Inc., an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership from time to time is a party to various legal proceedings incidental to its business involving claims in oil and gas leases or interests, other claims for damages in amounts not in excess of 10% of its current assets and other matters, none of which Pioneer believes to be material to the Partnership.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.     Market for Partnership's Common Equity and Related Stockholder
               Matters

At March 8, 1999, the Partnership had 24,426 outstanding limited partnership interests held of record by 1,111 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1998 and 1997, distributions of $227,387 and $589,730, respectively, were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                 1998         1997         1996          1995         1994
                              ----------   ----------   ----------    ----------   ----------
Operating results:
   Oil and gas sales          $  807,421   $1,244,727   $1,772,612    $1,533,283   $1,519,879
                               =========    =========    =========     =========    =========
   Litigation settlement, net $      -     $      -     $   19,935    $      -     $      -
                               =========    =========    =========     =========    =========
   Impairment of oil and
     gas properties           $   37,388   $  420,264   $   39,087    $  328,573   $      -
                               =========    =========    =========     =========    =========
   Net income (loss)          $ (357,482)  $ (397,297)  $  984,877    $ (239,782)  $ (167,585)
                               =========    =========    =========     =========    =========
   Allocation of net
     income (loss):
        Managing general
          partner             $   (3,575)  $   (3,973)  $    9,849    $   (2,398)  $   (1,676)
                               =========    =========    =========     =========    =========
        Limited partners      $ (353,907)  $ (393,324)  $  975,028    $ (237,384)  $ (165,909)
                               =========    =========    =========     =========    =========
   Limited partners' net
     income (loss) per
     limited partnership
     interest                 $   (14.49)  $   (16.10)  $    39.92    $    (9.72)  $    (6.79)
                               =========    =========    =========     =========    =========
   Limited partners' cash
     distributions per
     limited partnership
     interest                 $     9.31   $    24.14   $    36.01(a) $    18.65   $    18.10
                               =========    =========    =-=======     =========    =========
At year end:
   Total assets               $1,270,446   $1,871,158   $2,817,583    $2,721,276   $3,421,144
                               =========    =========    =========     =========    =========

---------------
(a) Including litigation settlement of $.81 per limited partnership interest in 1996.
                                        5

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of operations

1998 compared to 1997

The Partnership's 1998 oil and gas revenues decreased 35% to $807,421 from $1,244,727 in 1997. The decrease in revenues resulted from lower average prices received. In 1998, 51,039 barrels of oil, 13,328 barrels of natural gas liquids ("NGLs") and 56,240 mcf of gas were sold, or 73,740 barrel of oil equivalents ("BOEs"). In 1997, 53,651 barrels of oil, 6,067 barrels of NGLs and 88,478 mcf of gas were sold, or 74,464 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

Consistent with the managing general partner, the Partnership has historically accounted for processed natural gas production as wellhead production on a wet gas basis. Effective September 30, 1997, as a result of the merger with Mesa, the managing general partner accounts for processed natural gas production in two components: natural gas liquids and dry residue gas. As a result of the change in the managing general partner's policy, the Partnership now accounts for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the year ended December 31, 1998 is the price received for dry residue gas and the price per mcf for natural gas produced prior to October 1997 was presented as a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.06, or 32%, from $19.10 in 1997 to $13.04 in 1998. The average price received per barrel of NGLs decreased $3.20, or 37%, from $8.66 in 1997 to $5.46 in 1998. The average price received per mcf of gas decreased 35% from $1.90 in 1997 to $1.23 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1998.

The $24,040 gain on disposition of assets for 1998 resulted from $29,099 in salvage income received during 1998 on properties that were plugged and abandoned in prior years, offset by a $5,059 loss on the abandonment of two oil and gas wells and one saltwater disposal well. The $73,308 loss on disposition of assets for 1997 resulted from $90,257 loss on the abandonment of six oil and gas wells, offset by $15,512 in salvage income received during 1997 on properties that were plugged and abandoned in prior years, along with $1,437 proceeds received from the sale of an overriding royalty interest.

Total costs and expenses decreased in 1998 to $1,202,296 as compared to $1,587,903 in 1997, a decrease of $385,607, or 24%. The decrease was due to declines in the impairment of oil and gas properties, production costs and general and administrative expenses ("G&A"), offset by increases in abandoned property costs and depletion.
                                        6

Production costs were $682,634 in 1998 and $886,475 in 1997, resulting in a $203,841 decrease, or 23%. The decrease was due to reductions in workover expenses, well maintenance costs, and lower production taxes due to declines in oil and gas revenues.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 43%, from $42,687 in 1997 to $24,223 in 1998. The Partnership paid the managing general partner $10,723 in 1998 and $25,969 in 1997 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the managing general partner reviews the Partnership's oil and gas properties for impairment whenever events or circumstances indicate a decline in the recoverability of the carrying value of the Partnership's assets may have occurred. Declining commodity prices prompted impairment reviews in 1998 and 1997. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $37,388 and $420,264 related to its oil and gas properties during 1998 and 1997, respectively.

Depletion was $383,398 in 1998 compared to $194,175 in 1997, representing an increase of $189,223. This increase was the result of a decline in proved reserves during 1998 due to the lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 2,612 barrels for the period ended December 31, 1998 compared to the same period in 1997.

Abandoned property costs of $74,653 and $44,302 were incurred on the abandonment of several properties in 1998 and 1997, respectively.

1997 compared to 1996

The Partnership's 1997 oil and gas revenues decreased 30% to $1,244,727 from $1,772,612 in 1996. The decrease in revenues resulted from declines in production and lower average prices received. In 1997, 53,651 barrels of oil, 6,067 barrels of NGLs and 88,478 mcf of gas were sold, or 74,464 BOEs. In 1996, 68,916 barrels of oil and 139,267 mcf of gas were sold, or 92,127 BOEs.

Consistent with the managing general partner, the Partnership has historically accounted for processed natural gas production as wellhead production on a wet gas basis. As is described above in "Results of Operations - 1998 compared to 1997", the Partnership changed its method of accounting for processed natural gas to a dry gas basis in the fourth quarter of 1997. As a result of this change, the Partnership now accounts for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, 1997 and 1996 separate product volumes are not comparable.

The declines in production volumes were primarily attributable to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $2.58, or 12%, from $21.68 in 1996 to $19.10 in 1997. The average price received per barrel of NGLs was $8.66. The average price received per mcf of gas decreased 5% from $2.00 in 1996 to $1.90 in 1997.

Loss on disposition of assets of $73,308 for 1997 resulted from a loss on the abandonment of oil and gas wells, offset by salvage income on properties that were plugged and abandoned in prior years, along with proceeds received from the sale of an overriding royalty interest. The gain on disposition of assets of $406,876 for 1996 resulted from a $372,435 gain on the sale of six oil and gas wells and one saltwater disposal well and $26,126 in salvage income received during 1996 on properties that were plugged and abandoned in prior years, along with an $8,315 gain on the abandonment of four oil and gas wells and two saltwater disposal wells during 1996.

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

Total costs and expenses increased in 1997 to $1,587,903 as compared to $1,234,335 in 1996, an increase of $353,568, or 29%. The increase was due to the impairment of oil and gas properties during 1997 and an increase in depletion, offset by reductions in production costs, G&A and abandoned property costs.

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

The Partnership recognized non-cash SFAS 121 impairment provisions of $420,264 and $39,087 related to its oil and gas properties during the fourth quarters of 1997 and 1996, respectively.

Depletion was $194,175 in 1997 compared to $182,706 in 1996, representing an increase of $11,469, or 6%. This increase was primarily attributable to the decrease in oil reserves during 1997 as a result of lower commodity prices, offset by a decline in oil production of 15,265 barrels for 1997 as compared to 1996.
                                        8

Abandoned property costs of $44,302 and $53,156 were incurred on the abandonment of several properties in 1997 and 1996, respectively.

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Partnership. During 1998, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics increased (effective April 1, 1998) 10.3%. The 1997 annual change in average weekly earnings increased by 2%. The 1996 index increased 4.1%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. During 1998, the price per barrel for oil production similar to the Partnership's ranged from approximately $9.50 to $15.50. During most of 1997 and 1996, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1999. On March 8, 1999, the market price for West Texas intermediate crude was $11.00 per barrel. A continuation of the current commodity price environment will continue to have an adverse effect on the Partnership's revenues, operating cash flow and distributions and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $303,124 during the year ended December 31, 1998 from the year ended December 31, 1997. The decrease was primarily due to declines in oil and gas sales receipts and an increase in abandonment costs, offset by declines in production costs and G&A expenses paid.

Net Cash Provided by Investing Activities

The Partnership's investing activities during 1998 and 1997 were related to the addition of oil and gas equipment on active properties.

Proceeds from disposition of assets of $83,839 for 1998 were comprised of $77,842 from salvage income from the disposal of oil and gas equipment on abandoned properties and $5,997 from the equipment credits received on active properties. Proceeds from disposition of assets of $65,165 recognized during 1997 consisted of $63,728 from salvage income from the disposal of oil and gas equipment on abandoned properties and proceeds of $1,437 from the sale of an overriding royalty interest.

Net Cash Used in Financing Activities

Cash was sufficient in 1998 for distributions to the partners of $229,684 of which $2,297 was distributed to the managing general partner and $227,387 to the limited partners. In 1997, cash was sufficient for distributions to the partners of $595,687 of which $5,957 was distributed to the managing general partner and $589,730 to the limited partners.

The  current   commodity   price   environment   will  continue  to  impact  the
distributions and could result in limited or no distributions to the partners.

Year 2000 Project Readiness

Historically, many computer programs have been developed that use only the last two digits in a date to refer to a year. As the year 2000 nears, the inability of such computer programs and embedded technologies to distinguish between "1900" and "2000" has given rise to the "Year 2000" problem. Theoretically, such computer programs and related technology could fail outright or communicate inaccurate data, if not remediated or replaced. With the proliferation of electronic data interchange, the Year 2000 problem represents a significant exposure to the entire global community, the full extent of which cannot be accurately assessed.

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

The assessment phase of the managing general partner's Year 2000 project is at varying stages of completion as it pertains to information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of December 31, 1998, the managing general partner estimates that the assessment phase is approximately 86% complete, on a worldwide basis, and has included, but is not limited to, the following procedures:

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

The managing general partner expects to complete the assessment phase of its Year 2000 project by the end of the first quarter of 1999 but is being delayed by limited responses received on inquiries made of third party businesses. To date, the managing general partner has distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 37% of those inquiries.

The remedial phase of the managing general partner's Year 2000 project is also at varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of December 31, 1998, the managing general partner estimates that the remedial phase is approximately 54% complete, on a worldwide basis, subject to the continuing results of the third party inquiry assessments and the testing phase. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and is currently testing this system for Year 2000 compliance. The remediation of non-information technology is expected to be completed during July 1999. The managing general partner's Year 2000 remedial actions have not significantly delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of the Artesia system upgrades by March 1999 and all other information technology systems and non-information technology remediation by the end of the third quarter of 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. The managing general partner intends to use its working capital to pay for the costs of the Year 2000 projects. As of December 31, 1998, the managing general partner's total costs incurred on the Year 2000 problem were $1.8 million, of which $200 thousand were incurred to replace non-compliant systems. The managing general partner will allocate a portion of the costs of the Year 2000 programming charges to the Partnership in accordance with the general and administration allocation. (See Note 2 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data".)

The risks associated with the Year 2000 problem are significant. A failure to remedy a critical Year 2000 problem could have a materially adverse affect on the Partnership's results of operations and financial condition. The most likely worst case scenario which may be encountered as a result of a Year 2000 problem could include information and non-information system failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude that cannot be accurately assessed at this time.

In the assessment phase of the managing general partner's Year 2000 project, contingency plans are being designed to mitigate the exposures to mission-critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

ITEM 8.     Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                           Page
                                                                           ----
Financial Statements of Parker & Parsley Producing Properties 87-A, Ltd:
  Independent Auditors' Report - Ernst & Young LLP.......................   13
  Independent Auditors' Report - KPMG LLP................................   14
  Balance Sheets as of December 31, 1998 and 1997........................   15
  Statements of Operations for the Years Ended December 31,
    1998, 1997 and 1996..................................................   16
  Statements of Partners' Capital for the Years Ended
    December 31, 1998, 1997 and 1996.....................................   17
  Statements of Cash Flows for the Years Ended December 31,
    1998, 1997 and 1996..................................................   18
  Notes to Financial Statements..........................................   19

                          INDEPENDENT AUDITORS' REPORT



The Partners
Parker & Parsley Producing Properties 87-A, Ltd.
  (A Texas Limited Partnership):

We have audited the balance sheet of Parker & Parsley Producing Properties 87-A, Ltd. as of December 31, 1998, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley Producing Properties 87-A, Ltd. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                               Ernst & Young LLP

Dallas, Texas
March 15, 1999

                          INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley Producing Properties 87-A, Ltd.
  (A Texas Limited Partnership):

We have audited the financial statements of Parker & Parsley Producing Properties 87-A, Ltd. as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley Producing Properties 87-A, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



                                           KPMG LLP


Midland, Texas
March 20, 1998

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                                 BALANCE SHEETS
                                   December 31




                                                     1998           1997
                                                  -----------    -----------
                 ASSETS

Current assets:
  Cash                                            $   183,223    $   219,515
  Accounts receivable - oil and gas sales             115,182        210,508
                                                   ----------     ----------
          Total current assets                        298,405        430,023
                                                   ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              5,871,539      6,060,618
Accumulated depletion                              (4,899,498)    (4,619,483)
                                                   ----------     ----------
          Net oil and gas properties                  972,041      1,441,135
                                                   ----------     ----------
                                                  $ 1,270,446    $ 1,871,158
                                                   ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    33,013    $    46,559

Partners' capital:
    Managing general partner                           13,615          19,487
    Limited partners (24,426 interests)             1,223,818       1,805,112
                                                   ----------     -----------
                                                    1,237,433       1,824,599
                                                   ----------     -----------
                                                  $ 1,270,446    $  1,871,158
                                                   ==========     ===========



              The accompanying notes are an integral part of these
                             financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31




                                            1998          1997          1996
                                         ----------    ----------    ----------
Revenues:
  Oil and gas                            $  807,421    $1,244,727    $1,772,612
  Interest                                   13,353        19,187        19,789
  Litigation settlement                         -             -          19,935
  Gain (loss) on disposition of assets       24,040       (73,308)      406,876
                                          ---------     ---------     ---------
                                            844,814     1,190,606     2,219,212
                                          ---------     ---------     ---------
Costs and expenses:
  Oil and gas production                    682,634       886,475       900,861
  General and administrative                 24,223        42,687        58,525
  Impairment of oil and gas properties       37,388       420,264        39,087
  Depletion                                 383,398       194,175       182,706
  Abandoned property                         74,653        44,302        53,156
                                          ---------     ---------     ---------
                                          1,202,296     1,587,903     1,234,335
                                          ---------     ---------     ---------
Net income (loss)                        $ (357,482)   $ (397,297)   $  984,877
                                          =========     =========     =========
Allocation of net income (loss):
  Managing general partner               $   (3,575)   $   (3,973)   $    9,849
                                          =========     =========     =========
  Limited partners                       $ (353,907)   $ (393,324)   $  975,028
                                          =========     =========     =========
Net income (loss) per limited
  partnership interest                   $   (14.49)   $   (16.10)   $    39.92
                                          =========     =========     =========






              The accompanying notes are an integral part of these
                             financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                         Managing
                                         general       Limited
                                         partner       partners       Total
                                        ----------    ----------    ----------

Partners' capital at January 1, 1996    $   28,454    $2,692,822    $2,721,276
   Distributions                            (8,886)     (879,684)     (888,570)
   Net income                                9,849       975,028       984,877
                                         ---------     ---------     ---------
Partners' capital at December 31, 1996      29,417     2,788,166     2,817,583
   Distributions                            (5,957)     (589,730)     (595,687)
   Net loss                                 (3,973)     (393,324)     (397,297)
                                         ---------     ---------     ---------
Partners' capital at December 31, 1997      19,487     1,805,112     1,824,599
   Distributions                            (2,297)     (227,387)     (229,684)
   Net loss                                 (3,575)     (353,907)     (357,482)
                                         ---------     ---------     ---------
Partners' capital at December 31, 1998  $   13,615    $1,223,818    $1,237,433
                                         =========     =========     =========





              The accompanying notes are an integral part of these
                             financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31




                                             1998        1997         1996
                                          ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)                       $(357,482)   $(397,297)   $ 984,877
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Impairment of oil and gas properties    37,388      420,264       39,087
     Depletion                              383,398      194,175      182,706
     (Gain) loss on disposition of assets   (24,040)      73,308     (406,876)
  Changes in assets and liabilities:
     Accounts receivable                     95,326      155,826      (94,936)
     Accounts payable                       (13,546)     (22,108)    (144,265)
                                           --------     --------     --------
        Net cash provided by operating
          activities                        121,044      424,168      560,593
                                           --------     --------     --------
Cash flows from investing activities:
  Additions to oil and gas equipment        (11,491)      (1,574)         -
  Proceeds from disposition of assets        83,839       65,165      521,840
                                           --------     --------     --------
       Net cash provided by investing
         activities                          72,348       63,591      521,840
                                           --------     --------     --------
Cash flows from financing activities:
  Cash distributions to partners           (229,684)    (595,687)    (888,570)
                                           --------     --------     --------
Net increase (decrease) in cash             (36,292)    (107,928)     193,863
Cash at beginning of year                   219,515      327,443      133,580
                                           --------     --------     --------
Cash at end of year                       $ 183,223    $ 219,515    $ 327,443
                                           ========     ========     ========




              The accompanying notes are an integral part of these
                             financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

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

       Impairment of long-lived assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its long-lived assets to be held and used on an individual property basis, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

       Statements of cash flows - For purposes of reporting cash flows, cash includes depository accounts held by banks.

       General and administrative expenses - General and administrative expenses are allocated in part to the Partnership by the managing general partner or its affiliates. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

       Reclassifications - Certain reclassifications may have been made to the 1997 and 1996 financial statements to conform to the 1998 financial statement presentations.

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of the cash payments for the liability or component are fixed or reliably determinable. No such liabilities have been accrued as of December 31, 1998.

       Revenue recognition - The Partnership uses the entitlements method of accounting for crude oil and natural gas revenues.

       Reporting comprehensive income - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss).

The Partnership has no items of other comprehensive income (loss), as defined by SFAS No. 130. Consequently, the provisions of SFAS No. 130 do not apply to the Partnership.

Note 3.     Impairment of long-lived assets

      In accordance with SFAS 121, the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. Based upon a decline in the Partnership's outlook for future commodity prices, the Partnership has estimated the expected future cash flows of its oil and gas properties as of December 31, 1998, 1997 and 1996, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized non-cash impairment provisions of $37,388, $420,264 and $39,087 related to its proved oil and gas properties during 1998, 1997 and 1996, respectively.

Note 4.     Income taxes

      The financial statement basis of the Partnership's net assets and liabilities was $1,401,783 less than the tax basis at December 31, 1998.

      The following is a reconciliation of net income (loss) per statements of operations with the net income (loss) per Federal income tax returns for the years ended December 31:
                                               1998        1997         1996
                                             ---------   ---------   ----------
  Net income (loss) per statements of
     operations                              $(357,482)  $(397,297)  $  984,877
  Depletion and depreciation provisions
     for tax reporting purposes (greater
     than) less than amounts for financial
     reporting purposes                        (84,454)       (884)      52,744
  Impairment of oil and gas properties for
     financial reporting purposes               37,388     420,264       39,087
  Other, net                                     4,922      99,981      (50,161)
                                              --------    --------    ---------
          Net income (loss) per Federal
            income tax returns               $(399,626)  $ 122,064   $1,026,547
                                              ========    ========    =========
Note 5.     Oil and gas producing activities

       The following is a summary of the net costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                       21

                                             1998         1997         1996
                                          ---------    ---------    ---------
       Property acquisition costs         $  11,491    $ (27,011)   $ (39,070)
                                           ========     ========     ========
       Development costs                  $     -      $   9,157    $   2,494
                                           ========     ========     ========

       Capitalized oil and gas properties consist of the following:
                                                     1998           1997
                                                  -----------    -----------
     Proved properties:
       Property acquisition costs                 $ 5,194,307    $ 5,383,386
       Completed wells and equipment                  677,232        677,232
                                                   ----------     ----------
                                                    5,871,539      6,060,618
     Accumulated depletion                         (4,899,498)    (4,619,483)
                                                   ----------     ----------
       Net capitalized costs                      $   972,041    $ 1,441,135
                                                   ==========     ==========
Note 6.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                                1998        1997        1996
                                              --------    --------    ---------
     Payment of lease operating and
        supervision charges in accordance
        with standard industry operating
        agreements                            $292,539    $334,692    $ 357,101
     Reimbursement of general and
        administrative expenses               $ 10,723    $ 25,969    $  43,261

       The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Pioneer USA, P&P Employees Producing Properties 87-A ("EMPL") and the Partnership are parties to the Program agreement. EMPL is a general partnership organized for the benefit of certain employees of Pioneer USA.

       The costs and revenues of the Program are allocated to Pioneer USA, EMPL and the Partnership as follows:
                                              Pioneer USA(1)
                                                and EMPL       Partnership
Revenues:                                     --------------   -----------
   Revenues from oil and gas production,
    proceeds from sales of producing
    properties and all other revenues:
      Before payout                              4.040405%      95.959595%
      After payout                              19.191920%      80.808080%
Costs and expenses:
   Property acquisition costs, operating
    costs, general and administrative
    expenses and other costs:
      Before payout                              4.040405%      95.959595%
      After payout                              19.191920%      80.808080%
                                       22

  (1) Excludes Pioneer USA's 1% general partner ownership which is allocated at the Partnership level and 86 limited partner interests owned by Pioneer USA.

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1998, 1997 and 1996 and changes in such quantities during the years then ended. Due to a change in the accounting policy of the managing general partner in 1997, the Partnership began accounting for processed natural gas production in two components: processed natural gas liquids ("NGLs") and dry residue gas. NGLs are reflected in "Oil and NGLs" in the table below. All of the Partnership's reserves are proved developed and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of Pioneer USA and reviewed by Williamson Petroleum Consultants, Inc., an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.
                                                Oil and NGLs          Gas
                                                    (bbls)           (mcf)
                                                ------------      -----------
  Net proved reserves at January 1, 1996             767,049        2,738,573
  Revisions                                          141,927          456,136
  Sale of reserves                                   (28,078)        (145,763)
  Production                                         (68,916)        (139,267)
                                                ------------      -----------
  Net proved reserves at December 31, 1996           811,982        2,909,679
  Revisions                                          (32,475)      (1,824,446)
  Production                                         (59,718)         (88,478)
                                                ------------      -----------
  Net proved reserves at December 31, 1997           719,789          996,755
  Revisions                                         (302,841)        (385,883)
  Production                                         (64,367)         (56,240)
                                                ------------      -----------
  Net proved reserves at December 31, 1998           352,581          554,632
                                                ============      ===========

       As of December 31, 1998, the estimated present value of future net revenues of proved reserves, calculated using December 31, 1998 prices of $10.61 per barrel of oil, $5.08 per barrel of NGLs and $1.34 per mcf of gas, discounted at 10% was approximately $639,000 and undiscounted was $962,000.

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

Note 8.     Major customers

       The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:
                                                   1998       1997       1996
                                                 --------   --------   --------
          Genesis Crude Oil, L.P.                   66%        65%        66%
          Phillips Petroleum Company                16%        17%        17%

       At December 31, 1998, the amounts receivable from Genesis Crude Oil, L.P. and Phillips Petroleum Company were $43,600 and $15,986, respectively, which are included in the caption "Accounts receivable - oil and gas sales" in the accompanying Balance Sheet.

       The Partnership's share of oil and gas production is sold to various purchasers. Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Partnership to sell its oil and gas production.

Note 9.     Organization and operations

       The Partnership was organized October 1, 1987 as a limited partnership under the Texas Uniform Limited Partnership Act for the purpose of acquiring producing properties. The following is a brief summary of the more significant provisions of the limited partnership agreement:

       Managing general partner - The managing general partner of the Partnership is Pioneer USA. Pioneer USA has the power and authority to manage, control and administer all Partnership affairs. As managing general partner and operator of the Partnership's properties, all production expenses are incurred by Pioneer USA and billed to the Partnership and a portion of revenue is initially received by Pioneer USA prior to being paid to the Partnership. Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues.

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

Note 10.    Disposition of Assets

       The gain on disposition of assets of $24,040 recognized in 1998 resulted from $29,099 in salvage income received during 1998 on properties that were plugged and abandoned in prior years, offset by a $5,059 loss on the abandonment of two oil and gas wells and one saltwater disposal well. The loss on disposition of assets of $73,308 recognized during 1997 was primarily due to the abandonment of six oil and gas wells. During 1996, gain on disposition of assets primarily resulted from a gain of $372,435 realized from the sale of six oil and gas wells and one saltwater disposal well. The gain resulted from proceeds received from the sale of $436,821 less the write-off of remaining capitalized well costs of $64,386.

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

Set forth below are the names, ages and positions of the directors and executive officers of Pioneer USA. Directors of Pioneer USA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.
                            Age at
                         December 31,
        Name                 1998                       Position
        ----             ------------                   --------
Scott D. Sheffield           46           President and Director

Timothy L. Dove              42           Executive Vice President and Director

Dennis E. Fagerstone         49           Executive Vice President and Director

Mark L. Withrow              51           Executive Vice President, General
                                            Counsel and Director

M. Garrett Smith             37           Executive Vice President, Chief
                                            Financial Officer and Director

Mel Fischer (a)              64           Executive Vice President

Lon C. Kile                  43           Executive Vice President

Rich Dealy                   32           Vice President and Chief Accounting
                                            Officer

(a) Mr. Fischer was a director and officer until his retirement from Pioneer and Pioneer USA on February 19, 1999.

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

         Mel Fischer. Mr. Fischer, a graduate of the University of California at Berkeley with a Masters degree in Geology, became Executive Vice President - Worldwide Exploration of Pioneer and Pioneer USA in August 1997. He served as a director of Parker & Parsley from November 1995 until August 1997 and was Executive Vice President - Worldwide Exploration for Parker & Parsley from

February 1997 to August 1997. Mr. Fischer retired from Pioneer and Pioneer USA effective February 15, 1999. He worked in the petroleum industry for 32 years, starting as a Petroleum Geologist with Texaco in 1962, and retiring as President, Occidental International Exploration and Production Company in March 1994. For the 10 years prior to becoming President of Occidental International, he served as Executive Vice President, World Wide Exploration with Occidental Oil and Gas Corporation. He is a registered geologist in the State of California, a member of the American Association of Petroleum Geologists and an emeritus member of the Board of Advisors for the Earth Sciences Research Institute at the University of Utah.

         Lon C. Kile. Mr. Kile, a graduate of Oklahoma State University with a B.B.A. in Accounting, became Executive Vice President of Pioneer and Pioneer USA in August 1997. Mr. Kile was Senior Vice President - Investor Relations from October 1996 to August 1997. Previously, he served as Vice President and Manager of the Mid-Continent Division, Vice President - Equity Finance & Analysis and Vice President - Marketing & Program Administration. Prior to joining Parker & Parsley in 1985, he was employed as Supervisor - Senior, Audit, in charge of Parker & Parsley's audit, with Arthur Young.

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

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA owned 86 limited partnership interests at January 1, 1999.

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

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                               1998        1997        1996
                                             --------    --------    --------
Payment of lease operating and supervision
   charges in accordance with standard
   industry operating agreements             $292,539    $334,692    $357,101

Reimbursement of general and
   administrative expenses                   $ 10,723    $ 25,969    $ 43,261

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

            The following are filed as part of this annual report:

                Independent Auditors' Report - Ernst & Young LLP

                Independent Auditors' Report - KPMG LLP

                Balance sheets as of December 31, 1998 and 1997

                Statements of operations for the years ended December 31, 1998,
                   1997 and 1996

                Statements of partners' capital for the years ended December 31,
                   1998, 1997 and 1996

                Statements of cash flows for the years ended December 31, 1998,
                   1997 and 1996

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

                                   PARKER & PARSLEY PRODUCING
                                    PROPERTIES 87-A, LTD.

Dated: March 29, 1999              By:     Pioneer Natural Resources USA, Inc.
                                             Managing General Partner


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


/s/ Scott D. Sheffield      President and Director of             March 29, 1999
------------------------    Pioneer USA
Scott D. Sheffield


/s/ Timothy L. Dove         Executive Vice President and          March 29, 1999
------------------------    Director of Pioneer USA
Timothy L. Dove


/s/ Dennis E. Fagerstone    Executive Vice President and          March 29, 1999
------------------------    Director of Pioneer USA
Dennis E. Fagerstone


/s/ Mark L. Withrow         Executive Vice President, General     March 29, 1999
------------------------    Counsel and Director of Pioneer USA
Mark L. Withrow A


/s/ M. Garrett Smith        Executive Vice President, Chief       March 29, 1999
------------------------    Financial Officer and Director
M. Garrett Smith            of Pioneer USA


/s/ Lon C. Kile             Executive Vice President of           March 29, 1999
------------------------    Pioneer USA
Lon C. Kile


/s/ Rich Dealy              Vice President and Chief Accounting   March 29, 1999
------------------------    Officer of Pioneer USA
Rich Dealy
                                       31

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