Form 10-Q
period 1999-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 1999-08-06
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1999


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

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999.....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998..................................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   12

           27.1   Financial Data Schedule

           Signatures................................................   13

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS



                                                     June 30,      December 31,
                                                       1999            1998
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash                                             $   183,603     $   183,223
  Accounts receivable - oil and gas sales              170,335         115,182
                                                    ----------      ----------
        Total current assets                           353,938         298,405
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               5,871,565       5,871,539
Accumulated depletion                               (4,959,852)     (4,899,498)
                                                    ----------      ----------
        Net oil and gas properties                     911,713         972,041
                                                    ----------      ----------
                                                   $ 1,265,651     $ 1,270,446
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    40,644     $    33,013

Partners' capital:
    Managing general partner                           13,491           13,615
    Limited partners (24,426 interests)             1,211,516        1,223,818
                                                    ---------       ----------
                                                     1,225,007       1,237,433
                                                    ----------      ----------
                                                   $1,265,651      $ 1,270,446
                                                    =========       ==========


   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 198,979   $ 211,467   $ 351,757   $ 433,040
  Interest                            2,131       3,304       4,084       6,704
  Gain (loss) on disposition
    of assets                           -       (44,930)      5,299      (9,441)
                                   --------    --------    --------    --------
                                    201,110     169,841     361,140     430,303
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            137,049     176,577     271,521     360,313
  General and administrative          5,970      15,117      10,553      21,764
  Depletion                          20,518      59,005      60,354      99,488
  Abandoned property                    189      18,767       1,813      65,758
                                   --------    --------    --------    --------
                                    163,726     269,466     344,241     547,323
                                   --------    --------    --------    --------
Net income (loss)                 $  37,384   $ (99,625)  $  16,899   $(117,020)
                                   ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner        $     374   $    (996)  $     169   $  (1,170)
                                   ========    ========    ========    ========
  Limited partners                $  37,010   $ (98,629)  $  16,730   $(115,850)
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    1.51   $   (4.03)  $     .68   $   (4.74)
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $     .45   $    1.18   $    1.19   $    5.20
                                   ========    ========    ========    ========



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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners         Total
                                    ---------     ----------     ----------

Balance at January 1, 1999          $  13,615     $1,223,818     $1,237,433

    Distributions                        (293)       (29,032)       (29,325)

    Net income                            169         16,730         16,899
                                     --------      ---------      ---------

Balance at June 30, 1999            $  13,491     $1,211,516     $1,225,007
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                             June 30,
                                                     ------------------------
                                                        1999          1998
                                                     ---------     ----------
Cash flows from operating activities:
  Net income (loss)                                  $  16,899     $(117,020)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depletion                                        60,354        99,488
       (Gain) loss on disposition of assets             (5,299)        9,441
  Changes in assets and liabilities:
       Accounts receivable                             (55,153)       73,141
       Accounts payable                                  7,631        16,854
                                                      --------      --------
           Net cash provided by operating
             activities                                 24,432        81,904
                                                      --------      --------
Cash flows from investing activities:
  Additions to oil and gas properties                      -          (5,454)
  Proceeds from asset dispositions                       5,273        41,810
                                                      --------      --------
           Net cash provided by investing
             activities                                  5,273        36,356
                                                      --------      --------
Cash flows used in financing activities:
  Cash distributions to partners                       (29,325)     (128,215)
                                                      --------      --------
Net increase (decrease) in cash                            380        (9,955)
Cash at beginning of period                            183,223       219,515
                                                      --------      --------
Cash at end of period                                $ 183,603     $ 209,560
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the June 30, 1998 financial statements to conform to the June 30, 1999 financial statement presentation.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 19% to $351,757 from $433,040 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and declines in production.

For the six months ended June 30, 1999, 22,010 barrels of oil, 5,918 barrels of natural gas liquids ("NGLs") and 25,190 mcf of gas were sold, or 32,126 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 25,655 barrels of oil, 6,204 barrels of NGLs and 29,158 mcf of gas were sold, or 36,719 BOEs.

The average price received per barrel of oil decreased 6% from $14.01 for the six months ended June 30, 1998 to $13.18 for the same period in 1999. The average price received per barrel of NGLs decreased 7% from $6.00 during the six months ended June 30, 1998 to $5.61 for the same period in 1999. The average price received per mcf of gas decreased 10% from $1.25 for the six months ended June 30, 1998 to $1.13 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $5,299 was recognized during the six months ended June 30, 1999. The gain consisted of $4,004 from equipment credits of fully depleted wells and $1,295 from equipment credits on a well plugged and abandoned during 1998. A loss on disposition of assets of $9,441, recognized during the six months ended June 30, 1998, was due to the abandonment of two wells. Expenses incurred during the six months ended June 30, 1999 and 1998 to plug and abandon these wells were $1,813 and $65,758, respectively.

Costs and Expenses:

Total costs and expenses decreased to $344,241 for the six months ended June 30, 1999 as compared to $547,323 for the same period in 1998, a decrease of $203,082, or 37%. This decrease was due to reductions in production costs, abandoned property costs, depletion and general and administrative expenses ("G&A").

Production costs were $271,521 for the six months ended June 30, 1999 and $360,313 for the same period in 1998, resulting in a $88,792 decrease, or 25%. The decrease was attributable to declines in well maintenance costs, production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 52% from $21,764 for the six months ended June 30, 1998 to $10,553 for the same period in 1999.

Depletion was $60,354 for the six months ended June 30, 1999 compared to $99,488 for the same period in 1998, a decrease of $39,134, or 39%. This decrease was primarily due to an increase in proved reserves during the period ended June 30, 1999 due to higher commodity prices, a reduction in oil production of 3,645 barrels for the six months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended June 30, 1999 compared with three months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 6% to $198,979 from $211,467 for the three months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from a decline in production, offset by higher average prices received. For the three months ended June 30, 1999, 10,807 barrels of oil, 3,090 barrels of NGLs and 12,770 mcf of gas were sold, or 16,025 BOEs. For the three months ended June 30, 1998, 13,131 barrels of oil, 2,945 barrels of NGLs and 14,644 mcf of gas were sold, or 18,517 BOEs.

The average price received per barrel of oil increased $1.78, or 13%, from $13.37 for the three months ended June 30, 1998 to $15.15 for the same period in 1999. The average price received per barrel of NGLs increased 12% from $5.95 during the three months ended June 30, 1998 to $6.65 for the same period in 1999. The average price received per mcf of gas decreased 9% from $1.26 during the three months ended June 30, 1998 to $1.15 in 1999.

A loss on disposition of assets of $44,930 was recognized for the three months ended June 30, 1998 on the abandonment of two oil and gas wells during 1998. Expenses incurred during the three months ended June 30, 1999 and 1998 to plug and abandon these wells totaled $189 and $18,767, respectively.

Costs and Expenses:

Total costs and expenses decreased to $163,726 for the three months ended June 30, 1999 as compared to $269,466 for the same period in 1998, a decrease of $105,740, or 39%. This decrease was due to declines in production costs, depletion, abandoned property costs and G&A.

Production costs were $137,049 for the three months ended June 30, 1999 and $176,577 for the same period in 1998, resulting in a $39,528 decrease, or 22%. The decrease was attributable to lower well maintenance costs, production taxes and ad valorem taxes.

During this period, G&A decreased, in aggregate, 61% from $15,117 for the three months ended June 30, 1998 to $5,970 for the same period in 1999.

Depletion was $20,518 for the three months ended June 30, 1999 compared to $59,005 for the same period in 1998, a decrease of $38,487, or 65%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, a reduction in oil production of 2,324 barrels for the three months ended June 30, 1999 as compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $57,472 during the six months ended June 30, 1999 from the same period in 1998. The decrease was primarily attributable to a decline in oil and gas sales receipts, offset by decreases in production costs, abandoned property costs and G&A expenses paid.

Net Cash Provided by Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1998 were related to expenditures for oil and gas equipment on active properties.

Proceeds of $5,273 and $41,810 were received during the six months ended June 30, 1999 and 1998, respectively. The proceeds recognized during the period in 1999 were primarily from equipment credits on fully depleted wells. The proceeds from the period in 1998 were primarily from the sale of oil and gas equipment on one well abandoned during 1998.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $29,325 of which $293 was distributed to the managing general partner and $29,032 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $128,215 of which $1,282 was distributed to the managing general partner and $126,933 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.
                                       11

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                         PARKER & PARSLEY PRODUCING
                                            PROPERTIES 87-A, LTD.

                                By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner





Dated:  August 5, 1999          By:        /s/ Rich Dealy
                                         -------------------------------------
                                         Rich Dealy, Vice President and
                                         Chief Accounting Officer