Form 10-Q
period 1999-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 1999-11-08
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


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

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1999 and
               December 31, 1998.......................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1999 and 1998.................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1999.................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1999 and 1998..............................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    7


                       Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................   12

            27.1   Financial Data Schedule

            Signatures.................................................   13

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS


                                                  September 30,   December 31,
                                                      1999            1998
                                                  -----------     -----------
                                                  (Unaudited)
                      ASSETS

Current assets:
  Cash                                            $   176,284     $   183,223
  Accounts receivable - oil and gas sales             192,335         115,182
                                                   ----------      ----------
           Total current assets                       368,619         298,405
                                                   ----------      ----------
Oil and gas properties - at cost, based on
  the successful efforts accounting method          5,817,462       5,871,539
Accumulated depletion                              (4,921,099)     (4,899,498)
                                                   ----------      ----------
           Net oil and gas properties                 896,363         972,041
                                                   ----------      ----------
                                                  $ 1,264,982     $ 1,270,446
                                                   ==========      ==========

 LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    35,849     $    33,013

Partners' capital:
  Managing general partner                             13,532          13,615
  Limited partners (24,426 interests)               1,215,601       1,223,818
                                                   ----------      ----------
                                                    1,229,133       1,237,433
                                                   ----------      ----------
                                                  $ 1,264,982     $ 1,270,446
                                                   ==========      ==========



The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                     Three months ended      Nine months ended
                                       September 30,           September 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999       1998
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 243,870   $ 204,105   $ 595,627   $ 637,145
   Interest                           2,795       3,243       6,879       9,947
   Gain on disposition of assets     17,374      33,296      22,673      23,855
                                   --------    --------    --------    --------
                                    264,039     240,644     625,179     670,947
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production           142,879     155,646     414,400     515,959
   General and administrative         7,316       3,724      17,869      25,488
   Depletion                         17,065     115,097      77,419     214,585
   Abandoned property                16,042         838      17,855      66,596
                                   --------    --------    --------    --------
                                    183,302     275,305     527,543     822,628
                                   --------    --------    --------    --------
Net income (loss)                 $  80,737   $ (34,661)  $  97,636   $(151,681)
                                   ========    ========    ========    ========
Allocation of net income (loss):
   Managing general partner       $     807   $    (347)  $     976   $  (1,517)
                                   ========    ========    ========    ========
   Limited partners               $  79,930   $ (34,314)  $  96,660   $(150,164)
                                   ========    ========    ========    ========
Net income (loss) per limited
   partnership interest           $    3.28   $   (1.41)  $    3.96   $   (6.15)
                                   ========    ========    ========    ========
Distributions per limited
   partnership interest           $    3.10   $    2.47   $    4.29   $    7.67
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners        Total
                                       ---------     ----------     ----------

Balance at January 1, 1999             $  13,615     $1,223,818     $1,237,433

   Distributions                          (1,059)      (104,877)      (105,936)

   Net income                                976         96,660         97,636
                                        --------      ---------      ---------

Balance at September 30, 1999          $  13,532     $1,215,601     $1,229,133
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Nine months ended
                                                          September 30,
                                                     -------------------------
                                                        1999          1998
                                                     ----------    -----------
Cash flows from operating activities:
  Net income (loss)                                  $   97,636    $ (151,681)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
        Depletion                                        77,419       214,585
        Gain on disposition of assets                   (22,673)      (23,855)
Changes in assets and liabilities:
  Accounts receivable                                   (77,153)       53,800
  Accounts payable                                       10,382        23,492
                                                      ---------     ---------
          Net cash provided by operating
            activities                                   85,611       116,341
                                                      ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (1,741)          -
  Proceeds from asset dispositions                       15,127        73,825
                                                      ---------     ---------
          Net cash provided by investing
            activities                                   13,386        73,825
                                                      ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (105,936)     (189,135)
                                                      ---------     ---------
Net increase (decrease) in cash                          (6,939)        1,031
Cash at beginning of period                             183,223       219,515
                                                      ---------     ---------
Cash at end of period                                $  176,284    $  220,546
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the September 30, 1998 financial statements to conform to the September 30, 1999 financial statement presentation.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1999 compared with nine months ended  September
  30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 7% to $595,627 from $637,145 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in revenues resulted from a decline in production, offset by higher average prices received. For the nine months ended September 30, 1999, 32,089 barrels of oil, 8,530 barrels of natural gas liquids ("NGLs") and 37,863 mcf of gas were sold, or 46,930 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 38,876 barrels of oil, 10,101 barrels of NGLs and 44,892 mcf of gas were sold, or 56,459 BOEs.

The average price received per barrel of oil increased $1.88, or 14%, from $13.44 for the nine months ended September 30, 1998 to $15.32 for the same period in 1999. The average price received per barrel of NGLs increased 9% from $5.78 during the nine months ended September 30, 1998 to $6.28 for the same period in 1999. The average price received per mcf of gas increased 6% from $1.26 during the nine months ended September 30, 1998 to $1.34 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $22,673 recognized during the nine months ended September 30, 1999 consisted of $15,129 due to the abandonment of one well during the current period and $7,544 primarily from equipment credits on fully depleted wells. The $23,855 gain on disposition of assets recognized during the nine months ended September 30, 1998 was the result of $28,914 salvage income received on properties that were plugged and abandoned in a prior year and from equipment credits on fully depleted wells, offset by a $5,059 loss on the abandonment of three wells abandoned during 1998.

Costs and Expenses:

Total costs and expenses decreased to $527,543 for the nine months ended September 30, 1999 as compared to $822,628 for the same period in 1998, a decrease of $295,085, or 36%. This decrease was due to declines in depletion, production costs, abandoned property costs and general and administrative expenses ("G&A").

Production costs were $414,400 for the nine months ended September 30, 1999 and $515,959 for the same period in 1998, resulting in a $101,559 decrease, or 20%. The decrease was the result of lower well maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 30%, from $25,488 for the nine months ended September 30, 1998 to $17,869 for the same period in 1999.

Depletion was $77,419 for the nine months ended September 30, 1999 compared to $214,585 for the same period in 1998, representing a decrease of $137,166, or 64%. This decrease was the result of a combination of factors that included an increase in proved reserves during the period ended September 30, 1999 due to higher commodity prices, a reduction in oil production of 6,787 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Abandoned property costs of $17,855 and $66,596 were incurred on the abandonment of several properties for the nine months ended September 30, 1999 and 1998, respectively.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 19% to $243,870 from $204,105 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 1999, 10,079 barrels of oil, 2,612 barrels of NGLs and 12,673 mcf of gas were sold, or 14,803 BOEs. For the three months ended September 30, 1998, 13,222 barrels of oil, 3,897 barrels of NGLs and 15,734 mcf of gas were sold, or 19,741 BOEs.

The average price received per barrel of oil increased $7.67, or 62%, from $12.32 for the three months ended September 30, 1998 to $19.99 for the same period in 1999. The average price received per barrel of NGLs increased $2.38, or 44%, from $5.43 during the three months ended September 30, 1998 to $7.81 for the same period in 1999. The average price received per mcf of gas increased 37% from $1.27 during the three months ended September 30, 1998 to $1.74 for the same period in 1999.

Gain on disposition of assets of $17,374 recognized during the three months ended September 30, 1999 consisted of $15,129 due to the abandonment of one well during the current period and $2,245 primarily from equipment credits on fully depleted wells. The gain on disposition of assets of $33,296 recognized during the three months ended September 30, 1998 was the result of $19,015 salvage income received on properties that were plugged and abandoned in a prior year and from a $14,281 gain on the abandonment of three wells plugged and abandoned during 1998.

Costs and Expenses:

Total costs and expenses decreased to $183,302 for the three months ended September 30, 1999 as compared to $275,305 for the same period in 1998, a decrease of $92,003, or 33%. This decrease was due to declines in depletion and production costs, offset by increases in abandoned property costs and G&A.

Production costs were $142,879 for the three months ended September 30, 1999 and $155,646 for the same period in 1998, resulting in a $12,767 decrease, or 8%. The decrease was primarily attributable to lower well maintenance costs and ad valorem taxes, offset by an increase in production taxes.

During this period, G&A increased from $3,724 for the three months ended September 30, 1998 to $7,316 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $17,065 for the three months ended September 30, 1999 compared to $115,097 for the same period in 1998, representing a decrease of $98,032, or 85%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices, a decrease in oil production of 3,143 barrels for the three months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Abandoned property costs of $16,042 and $838 were incurred on the abandonment of several properties for the three months ended September 30, 1999 and 1998, respectively.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $30,730 during the nine months ended September 30, 1999 from the same period ended September 30, 1998. The decrease was primarily attributable to a decline in oil and gas sales receipts of $175,539, offset by a decline in production costs paid of $84,825, a $48,741 decline in abandoned property costs paid and an $11,243 decline in G&A expenses paid.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1999 were related to the addition of oil and gas equipment on active properties.

Proceeds of $15,127 and $73,825 were received during the nine months ended September 30, 1999 and 1998, respectively. The proceeds recognized during the period in 1999 were primarily due to the abandonment of one well and equipment credits on fully depleted properties. The proceeds from the period in 1998 were primarily from the abandonment of three wells

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $105,936 of which $1,059 was distributed to the managing general partner and $104,877 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $189,135 of which $1,891 was distributed to the managing general partner and $187,244 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                            PARKER & PARSLEY PRODUCING
                                             PROPERTIES 87-A, LTD.

                                   By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  November 8, 1999           By:      /s/ Rich Dealy
                                            --------------------------------
                                            Rich Dealy, Vice President and
                                             Chief Accounting Officer