Form 10-Q
period 2000-03-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 2000-05-10
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000


                         Commission File No. 33-11193-1

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
             (Exact name of Registrant as specified in its charter)


                            Texas                            75-2195512
            ---------------------------------------    ----------------------
               (State or other jurisdiction of           (I.R.S. Employer
                incorporation or organization)         Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
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

                                TABLE OF CONTENTS


                                                                      Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2000 and
              December 31, 1999.....................................    3

           Statements of Operations for the three months
             ended March 31, 2000 and 1999..........................    4

           Statement of Partners' Capital for the three months
             ended March 31, 2000...................................    5

           Statements of Cash Flows for the three months
             ended March 31, 2000 and 1999..........................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   10

           27.1    Financial Data Schedule

           Signatures...............................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS



                                                     March 31,     December 31,
                                                       2000           1999
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash                                             $   184,143     $   170,538
  Accounts receivable - oil and gas sales              250,815         195,636
                                                    ----------      ----------
        Total current assets                           434,958         366,174
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               5,773,232       5,774,563
Accumulated depletion                               (4,975,728)     (4,958,910)
                                                    ----------      ----------
        Net oil and gas properties                     797,504         815,653
                                                    ----------      ----------
                                                   $ 1,232,462     $ 1,181,827
                                                    ==========      ==========
    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    36,975     $    35,908

Partners' capital:
  Managing general partner                              13,195          12,700
  Limited partners (24,426 interests)                1,182,292       1,133,219
                                                    ----------      ----------
                                                     1,195,487       1,145,919
                                                    ----------      ----------
                                                   $ 1,232,462     $ 1,181,827
                                                    ==========      ==========



  The financial information included as of March 31, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three months ended
                                                               March 31,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Revenues:
  Oil and gas                                         $  366,869     $  152,778
  Interest                                                 2,936          1,953
  Gain on disposition of assets                           15,629          5,299
                                                       ---------      ---------
                                                         385,434        160,030
                                                       ---------      ---------
Costs and expenses:
  Oil and gas production                                 159,161        134,472
  General and administrative                              11,006          4,583
  Depletion                                               18,149         39,836
  Abandoned property                                      12,783          1,624
                                                       ---------      ---------
                                                         201,099        180,515
                                                       ---------      ---------
Net income (loss)                                     $  184,335     $  (20,485)
                                                       =========      =========
Allocation of net income (loss):
  Managing general partner                            $    1,843     $     (205)
                                                       =========      =========
  Limited partners                                    $  182,492     $  (20,280)
                                                       =========      =========
Net income (loss) per limited partnership interest    $     7.47     $     (.83)
                                                       =========      =========
Distributions per limited partnership interest        $     5.46     $      .74
                                                       =========      =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general        Limited
                                       partner        partners         Total
                                      ----------     ----------     ----------


Balance at January 1, 2000            $   12,700     $1,133,219     $1,145,919

    Distributions                         (1,348)      (133,419)      (134,767)

    Net income                             1,843        182,492        184,335
                                       ---------      ---------      ---------

Balance at March 31, 2000             $   13,195     $1,182,292     $1,195,487
                                       =========      =========      =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                  $  184,335     $  (20,485)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Depletion                                         18,149         39,836
       Gain on disposition of assets                    (15,629)        (5,299)
  Changes in assets and liabilities:
       Accounts receivable                              (55,179)       (27,990)
       Accounts payable                                  (1,433)         2,465
                                                      ---------      ---------
          Net cash provided by (used in) operating
            activities                                  130,243        (11,473)
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                       -              (26)
  Proceeds from asset dispositions                       18,129          5,299
                                                      ---------      ---------
          Net cash provided by investing activities      18,129          5,273
                                                      ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (134,767)       (18,364)
                                                      ---------      ---------
Net increase (decrease) in cash                          13,605        (24,564)
Cash at beginning of period                             170,538        183,223
                                                      ---------      ---------
Cash at end of period                                $  184,143     $  158,659
                                                      =========      =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 140% to $366,869 for the three months ended March 31, 2000 as compared to $152,778 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended March 31, 2000, 11,876 barrels of oil, 1,997 barrels of natural gas liquids ("NGLs") and 9,135 mcf of gas were sold, or 15,396 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1999, 11,203 barrels of oil, 2,828 barrels of NGLs and 12,420 mcf of gas were sold, or 16,101 BOEs.

The average price received per barrel of oil increased $16.19, or 144%, from $11.28 for the three months ended March 31, 1999 to $27.47 for the same period in 2000. The average price received per barrel of NGLs increased $7.46, or 167%, from $4.47 for the three months ended March 31, 1999 to $11.93 for the same period in 2000. The average price received per mcf of gas increased 66% from $1.11 during the three months ended March 31, 1999 to $1.84 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $15,629 and $5,299 was recognized during the three months ended March 31, 2000 and 1999, respectively. The gain recognized during 2000 was comprised of $10,858 from equipment credits on one well plugged and abandoned in the current period and $4,771 salvage income on a well plugged and abandoned during 1999. The gain recognized during 1999 consisted of $4,004 from equipment credits on fully depleted wells and $1,295 from equipment credits on a well plugged and abandoned in 1998.

Costs and Expenses:

Total costs and expenses increased to $201,099 for the three months ended March 31, 2000 as compared to $180,515 for the same period in 1999, an increase of $20,584, or 11%. This increase was the result of higher production costs, abandoned property costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $159,161 for the three months ended March 31, 2000 and $134,472 for the same period in 1999, resulting in a $24,689 increase, or 18%. This increase was primarily attributable to higher production taxes due to increased oil and gas revenues and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 140% from $4,583 for the three months ended March 31, 1999 to $11,006 for the same period in 2000 primarily due to increased oil and gas revenues.

Depletion was $18,149 for the three months ended March 31, 2000 compared to $39,836 for the same period in 1999, a decrease of $21,687, or 54%. This decrease was primarily attributable to an increase in proved reserves during the three months ended March 31, 2000 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999, offset by an increase in oil production of 673 barrels for the period ended March 31, 2000 compared to the same period in 1999.

Abandonment expenses of $12,783 and $1,624 were incurred on the abandonment of several properties during the three months ended March 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities increased $141,716 during the three months ended March 31, 2000 from the same period in 1999. The increase was primarily attributable to an increase of $187,885 in oil and gas sales receipts, offset by increases in operating costs paid of $31,644, in abandoned property costs paid of $11,159 and in G&A expenses paid of $3,366.

Net Cash Provided  by Investing Activities

Proceeds from disposition of assets of $18,129 and $5,299 were recognized during the three months ended March 31, 2000 and 1999, respectively. The proceeds recognized during the period in 2000 were from equipment credits on wells plugged and abandoned during 2000 and 1999. During the period in 1999, the proceeds were primarily from equipment credits received on fully depleted wells.

Net Cash Used in Financing Activities

For the three months ended March 31, 2000, cash distributions to the partners were $134,767, of which $1,348 was distributed to the managing general partner and $133,419 to the limited partners. For the same period ended March 31, 1999, cash distributions to the partners were $18,364, of which $183 was distributed to the managing general partner and $18,181 to the limited partners.

Other Items

Year 2000

During 1998, the managing general partner established a "Year 2000" project that assessed the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and third parties; and, tested the managing general partner's systems and processes once remedial actions were taken.

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

                                          PARKER & PARSLEY PRODUCING
                                          PROPERTIES 87-A, LTD.


                                 By:      Pioneer Natural Resources USA, Inc.
                                           Managing General Partner

Dated:  May 10, 2000             By:      /s/ Rich Dealy
                                          ------------------------------------
                                          Rich Dealy, Vice President
                                            and Chief Accounting Officer