Form 10-Q
period 2000-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 2000-08-11
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2000


                         Commission File No. 33-11193-1

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
             (Exact name of Registrant as specified in its charter)


                 Texas                                      75-2195512
 -------------------------------------------          ----------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                TABLE OF CONTENTS


                                                                       Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000.....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999..................................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   10

           27.1   Financial Data Schedule

           Signatures................................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS



                                                    June 30,       December 31,
                                                      2000             1999
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash                                             $   166,068     $   170,538
  Accounts receivable - oil and gas sales              239,162         195,636
                                                    ----------      ----------
        Total current assets                           405,230         366,174
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               5,776,619       5,774,563
Accumulated depletion                               (4,990,796)     (4,958,910)
                                                    ----------      ----------
        Net oil and gas properties                     785,823         815,653
                                                    ----------      ----------
                                                   $ 1,191,053     $ 1,181,827
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    46,151     $    35,908

Partners' capital:
    Managing general partner                            12,690          12,700
    Limited partners (24,426 interests)              1,132,212       1,133,219
                                                    ----------      ----------
                                                     1,144,902       1,145,919
                                                    ----------      ----------
                                                   $ 1,191,053     $ 1,181,827
                                                    ==========      ==========


   The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Six months ended
                                         June 30,               June 30,
                                  ---------------------   ---------------------
                                    2000        1999        2000        1999
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 329,057   $ 198,979   $ 695,926   $ 351,757
  Interest                            4,213       2,131       7,149       4,084
  Gain on disposition of assets       8,716         -        24,345       5,299
                                   --------    --------    --------    --------
                                    341,986     201,110     727,420     361,140
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            200,770     137,049     359,931     271,521
  General and administrative          9,872       5,970      20,878      10,553
  Depletion                          15,068      20,518      33,217      60,354
  Abandoned property                    286         189      13,069       1,813
                                   --------    --------    --------    --------
                                    225,996     163,726     427,095     344,241
                                   --------    --------    --------    --------
Net income                        $ 115,990   $  37,384   $ 300,325   $  16,899
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $   1,160   $     374   $   3,003   $     169
                                   ========    ========    ========    ========
  Limited partners                $ 114,830   $  37,010   $ 297,322   $  16,730
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $    4.70   $    1.51   $   12.17   $     .68
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                      Managing
                                      general        Limited
                                      partner        partners         Total
                                     ----------     ----------     ----------

Balance at January 1, 2000           $   12,700     $1,133,219     $1,145,919

    Distributions                        (3,013)      (298,329)      (301,342)

    Net income                            3,003        297,322        300,325
                                      ---------      ---------      ---------

Balance at June 30, 2000             $   12,690     $1,132,212     $1,144,902
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                       -----------------------
                                                          2000          1999
                                                       ---------     ---------
Cash flows from operating activities:
  Net income                                           $ 300,325     $  16,899
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          33,217        60,354
       Gain on disposition of assets                     (24,345)       (5,299)
  Changes in assets and liabilities:
       Accounts receivable                               (43,526)      (55,153)
       Accounts payable                                      197         7,631
                                                        --------      --------
         Net cash provided by operating activities       265,868        24,432
                                                        --------      --------
Cash flows from investing activities:
  Additions to oil and gas properties                     (3,387)          -
  Proceeds from asset dispositions                        34,391         5,273
                                                        --------      --------
         Net cash provided by investing activities        31,004         5,273
                                                        --------      --------
Cash flows used in financing activities:
  Cash distributions to partners                        (301,342)      (29,325)
                                                        --------      --------
Net increase (decrease) in cash                           (4,470)          380
Cash at beginning of period                              170,538       183,223
                                                        --------      --------
Cash at end of period                                  $ 166,068     $ 183,603
                                                        ========      ========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended
  June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 98% to $695,926 for the six months ended June 30, 2000 as compared to $351,757 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the six months ended June 30, 2000, 21,685 barrels of oil, 4,984 barrels of natural gas liquids ("NGLs") and 22,894 mcf of gas were sold, or 30,485 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 22,010 barrels of oil, 5,918 barrels of NGLs and 25,190 mcf of gas were sold, or 32,126 BOEs.

The average price received per barrel of oil increased $14.15, or 107%, from $13.18 for the six months ended June 30, 1999 to $27.33 for the same period in 2000. The average price received per barrel of NGLs increased $5.80, or 103%, from $5.61 during the six months ended June 30, 1999 to $11.41 for the same period in 2000. The average price received per mcf of gas increased 80% from $1.13 for the six months ended June 30, 1999 to $2.03 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gains on disposition of assets of $24,345 and $5,299 were recognized during the six months ended June 30, 2000 and 1999, respectively. The gain recognized during the period ended June 30, 2000 was comprised of $10,858 from equipment credits on one well plugged and abandoned in the current period and $13,487 salvage income primarily from wells plugged and abandoned during 1999. The gain recognized during the period ended June 30, 1999 consisted of $4,004 from equipment credits on fully depleted wells and $1,295 from equipment credits on a well plugged and abandoned during 1998. Expenses incurred during the six months ended June 30, 2000 and 1999 to plug and abandon these wells were $13,069 and $1,813, respectively.

Costs and Expenses:

Total costs and expenses increased to $427,095 for the six months ended June 30, 2000 as compared to $344,241 for the same period in 1999, an increase of $82,854, or 24%. This increase was the result of higher production costs, abandoned property costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $359,931 for the six months ended June 30, 2000 and $271,521 for the same period in 1999, resulting in an $88,410 increase, or 33%. The increase was attributable to additional workover expenses and well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 98% from $10,553 for the six months ended June 30, 1999 to $20,878 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $33,217 for the six months ended June 30, 2000 compared to $60,354 for the same period in 1999, a decrease of $27,137, or 45%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, a decline in oil production of 325 barrels for the six months ended June 30, 2000 compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 65% to $329,057 for the three months ended June 30, 2000 as compared to $198,979 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended June 30, 2000, 9,809 barrels of oil, 2,987 barrels of NGLs and 13,759 mcf of gas were sold, or 15,089 BOEs. For the three months ended June 30, 1999, 10,807 barrels of oil, 3,090 barrels of NGLs and 12,770 mcf of gas were sold, or 16,025 BOEs.

The average price received per barrel of oil increased $12.01, or 79%, from $15.15 for the three months ended June 30, 1999 to $27.16 for the same period in 2000. The average price received per barrel of NGLs increased $4.42, or 66%, from $6.65 during the three months ended June 30, 1999 to $11.07 for the same period in 2000. The average price received per mcf of gas increased 87% from $1.15 during the three months ended June 30, 1999 to $2.15 for the same period in 2000.

Gain on disposition of assets of $8,716 was recognized for the three months ended June 30, 2000. The gain consisted of $4,981 from equipment credits received on a fully depleted well and $3,735 salvage income on a well plugged and abandoned during 1999. Expenses incurred during the three months ended June 30, 2000 and 1999 to plug and abandon wells totaled $286 and $189, respectively.

Costs and Expenses:

Total costs and expenses increased to $225,996 for the three months ended June 30, 2000 as compared to $163,726 for the same period in 1999, an increase of $62,270, or 38%. This increase was due to increases in production costs, G&A and abandoned property costs, offset by a decline in depletion.

Production costs were $200,770 for the three months ended June 30, 2000 and $137,049 for the same period in 1999, resulting in a $63,721 increase, or 46%. The increase was due to additional workover expenses and well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 65% from $5,970 for the three months ended June 30, 1999 to $9,872 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $15,068 for the three months ended June 30, 2000 compared to $20,518 for the same period in 1999, a decrease of $5,450, or 27%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices, a decline in oil production of 998 barrels for the three months ended June 30, 2000 as compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $241,436 during the six months ended June 30, 2000 from the same period in 1999. The increase was attributable to an increase of $358,861 in oil and gas sales receipts, offset by increases in operating costs paid of $95,658, abandoned property costs paid of $11,256 and G&A expenses paid of $10,511.

Net Cash Provided by Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2000 were related to upgrade expenditures for oil and gas equipment on active properties.

Proceeds from disposition of assets of $34,391 and $5,273 were received during the six months ended June 30, 2000 and 1999, respectively. The proceeds recognized during the period in 2000 were primarily from equipment credits on wells plugged and abandoned during 2000 and 1999. During the period in 1999, the proceeds were primarily from equipment credits on fully depleted wells.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $301,342, of which $3,013 was distributed to the managing general partner and $298,329 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $29,325 of which $293 was distributed to the managing general partner and $29,032 to the limited partners.

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

                                           PARKER & PARSLEY PRODUCING
                                              PROPERTIES 87-A, LTD.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner

Dated:  August 11, 2000           By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer