Form 10-Q
period 2000-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 2000-11-08
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                         Commission File No. 33-11193-1


                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                           Texas                               75-2195512
        --------------------------------------------     ----------------------
                (State or other jurisdiction of             (I.R.S. Employer
                 incorporation or organization)          Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ----------
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

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2000 and
              December 31, 1999......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2000 and 1999................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2000................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999.............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   11

           27.1   Financial Data Schedule

           Signatures................................................   12

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                 September 30,     December 31,
                                                     2000              1999
                                                 ------------      ------------
                                                 (Unaudited)
                      ASSETS
Current assets:
  Cash                                           $    166,094      $    170,538
  Accounts receivable - oil and gas sales             288,578           195,636
                                                  -----------       -----------
           Total current assets                       454,672           366,174
                                                  -----------       -----------
Oil and gas properties - at cost, based on
  the successful efforts accounting method          5,741,921         5,774,563
Accumulated depletion                              (4,988,134)       (4,958,910)
                                                  -----------       -----------
           Net oil and gas properties                 753,787           815,653
                                                  -----------       -----------
                                                 $  1,208,459      $  1,181,827
                                                  ===========       ===========

 LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $     53,113      $     35,908

Partners' capital:
  Managing general partner                             12,794            12,700
  Limited partners (24,426 interests)               1,142,552         1,133,219
                                                  -----------       -----------
                                                    1,155,346         1,145,919
                                                  -----------       -----------
                                                 $  1,208,459      $  1,181,827
                                                  ===========       ===========




The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                      Three months ended         Nine months ended
                                         September 30,              September 30,
                                    ---------------------    ----------------------
                                      2000        1999          2000        1999
                                    ---------   ---------    ----------   ---------
Revenues:
   Oil and gas                      $ 425,268   $ 243,870    $1,121,194   $ 595,627
   Interest                             4,409       2,795        11,558       6,879
   Gain (loss) on disposition
     of assets                         (1,034)     17,374        23,311      22,673
                                     --------    --------     ---------    --------
                                      428,643     264,039     1,156,063     625,179
                                     --------    --------     ---------    --------
Costs and expenses:
   Oil and gas production             232,421     142,879       592,352     414,400
   General and administrative          12,758       7,316        33,636      17,869
   Depletion                           19,469      17,065        52,686      77,419
   Abandoned property                   4,038      16,042        17,107      17,855
                                     --------    --------     ---------    --------
                                      268,686     183,302       695,781     527,543
                                     --------    --------     ---------    --------
Net income                          $ 159,957   $  80,737    $  460,282   $  97,636
                                     ========    ========     =========    ========
Allocation of net income:
   Managing general partner         $   1,600   $     807    $    4,603   $     976
                                     ========    ========     =========    ========
   Limited partners                 $ 158,357   $  79,930    $  455,679   $  96,660
                                     ========    ========     =========    ========
Net income per limited
   partnership interest             $    6.49   $    3.28    $    18.66   $    3.96
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners       Total
                                       ----------    ----------    ----------


Balance at January 1, 2000             $   12,700    $1,133,219    $1,145,919

   Distributions                           (4,509)     (446,346)     (450,855)

   Net income                               4,603       455,679       460,282
                                        ---------     ---------     ---------

Balance at September 30, 2000          $   12,794    $1,142,552    $1,155,346
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Nine months ended
                                                          September 30,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
Cash flows from operating activities:
  Net income                                         $  460,282    $   97,636
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                          52,686        77,419
      Gain on disposition of assets                     (23,311)      (22,673)
Changes in assets and liabilities:
  Accounts receivable                                   (92,942)      (77,153)
  Accounts payable                                        7,159        10,382
                                                      ---------     ---------
        Net cash provided by operating activities       403,874        85,611
                                                      ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (829)       (1,741)
  Proceeds from asset dispositions                       43,366        15,127
                                                      ---------     ---------
        Net cash provided by investing activities        42,537        13,386
                                                      ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (450,855)     (105,936)
                                                      ---------     ---------
Net decrease in cash                                     (4,444)       (6,939)
Cash at beginning of period                             170,538       183,223
                                                      ---------     ---------
Cash at end of period                                $  166,094    $  176,284
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 88% to $1,121,194 for the nine months ended September 30, 2000 as compared to $595,627 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in oil production. For the nine months ended September 30, 2000, 33,684 barrels of oil, 7,631 barrels of natural gas liquids ("NGLs") and 34,418 mcf of gas were sold, or 47,051 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 32,089 barrels of oil, 8,530 barrels of NGLs and 37,863 mcf of gas were sold, or 46,930 BOEs.

The average price received per barrel of oil increased $13.01, or 85%, from $15.32 for the nine months ended September 30, 1999 to $28.33 for the same period in 2000. The average price received per barrel of NGLs increased $5.36, or 85%, from $6.28 during the nine months ended September 30, 1999 to $11.64 for the same period in 2000. The average price received per mcf of gas increased 69% from $1.34 during the nine months ended September 30, 1999 to $2.27 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Gains on disposition of assets of $23,311 and $22,673 were recognized during the nine months ended September 30, 2000 and 1999, respectively. The gain recognized during the period ended September 30, 2000 was comprised of $10,858 from equipment credits on one well plugged and abandoned in the current period and $17,081 salvage income primarily from wells plugged and abandoned during 1999, offset by a $4,628 loss on the abandonment of two additional wells plugged in the current period. The gain recognized during the period ended September 30, 1999 consisted of $15,129 due to the abandonment of one well during the current period and $7,544 primarily from equipment credits on several wells. Expenses incurred during the nine months ended September 30, 2000 and 1999 to plug and abandon these wells were $17,107 and $17,855, respectively.

Costs and Expenses:

Total costs and expenses increased to $695,781 for the nine months ended September 30, 2000 as compared to $527,543 for the same period in 1999, an increase of $168,238, or 32%. This increase was the result of higher production costs and general and administrative expenses ("G&A"), offset by declines in depletion and abandoned property costs.

Production costs were $592,352 for the nine months ended September 30, 2000 and $414,400 for the same period in 1999, resulting in a $177,952 increase, or 43%. The increase was primarily due to additional workover expenses of $82,130 and well maintenance costs incurred to stimulate well production of $53,195 and higher production taxes of $38,547 associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 88%, from $17,869 for the nine months ended September 30, 1999 to $33,636 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $52,686 for the nine months ended September 30, 2000 compared to $77,419 for the same period in 1999, representing a decrease of $24,733, or 32%. This decrease was the result of a combination of factors that included an increase in proved reserves due to higher commodity prices as compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999, offset by an increase in oil production of 1,595 barrels for the nine months ended September 30, 2000 compared to the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 74% to $425,268 for the three months ended September 30, 2000 as compared to $243,870 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in oil production. For the three months ended September 30, 2000, 11,999 barrels of oil, 2,647 barrels of NGLs and 11,524 mcf of gas were sold, or 16,567 BOEs. For the three months ended September 30, 1999, 10,079 barrels of oil, 2,612 barrels of NGLs and 12,673 mcf of gas were sold, or 14,803 BOEs.

The average price received per barrel of oil increased $10.15, or 51%, from $19.99 for the three months ended September 30, 1999 to $30.14 for the same period in 2000. The average price received per barrel of NGLs increased $4.24, or 54%, from $7.81 during the three months ended September 30, 1999 to $12.05 for the same period in 2000. The average price received per mcf of gas increased 58% from $1.74 during the three months ended September 30, 1999 to $2.75 for the same period in 2000.

Loss on disposition of assets of $1,034 recognized during the three months ended September 30, 2000 resulted primarily from the loss on the abandonment of two wells plugged during the current period. Gain on disposition of assets of $17,374 recognized during the three months ended September 30, 1999 consisted of $15,129 due to the abandonment of one well during the current period and $2,245 primarily from equipment credits on several wells. Expenses incurred during the three months ended September 30, 2000 and 1999 to plug and abandon these wells were $4,038 and $16,042, respectively.

Costs and Expenses:

Total costs and expenses increased to $268,686 for the three months ended September 30, 2000 as compared to $183,302 for the same period in 1999, an increase of $85,384, or 47%. This increase was the result of higher production costs, G&A and depletion, offset by a decline in abandoned property costs.

Production costs were $232,421 for the three months ended September 30, 2000 and $142,879 for the same period in 1999, resulting in an $89,542 increase, or 63%. The increase was primarily due to additional workover expenses of $45,292 and well maintenance costs incurred to stimulate well production of $24,845 and higher production taxes of $15,347 associated with higher oil and gas prices.

During this period, G&A increased, in aggregate, 74% from $7,316 for the three months ended September 30, 1999 to $12,758 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $19,469 for the three months ended September 30, 2000 compared to $17,065 for the same period in 1999, representing an increase of $2,404, or 14%. This increase was attributable to an increase in oil production of 1,920 barrels for the three months ended September 30, 2000 compared to the same period in 1999, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999 and an increase in proved reserves as a result of higher commodity prices when compared to the respective information for the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $318,263 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. The increase was attributable to an increase in oil and gas sales receipts of $514,457 and a decrease in abandoned property costs paid of $748, offset by increases in production costs paid of $180,140 and G&A expenses paid of $16,802.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2000 and 1999 were related to upgrades of oil and gas equipment on active properties.

Proceeds from disposition of assets of $43,366 and $15,127 were received during the nine months ended September 30, 2000 and 1999, respectively. The proceeds recognized during the period in 2000 were primarily from equipment credits on wells plugged and abandoned during 2000 and 1999. The proceeds recognized during the period in 1999 were primarily due to the abandonment of one well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $450,855, of which $4,509 was distributed to the managing general partner and $446,346 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $105,936, of which $1,059 was distributed to the managing general partner and $104,877 to the limited partners.

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


                                          PARKER & PARSLEY PRODUCING
                                           PROPERTIES 87-A, LTD.

                                   By:    Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner





Dated:  November 7, 2000           By:    /s/ Rich Dealy
                                          ------------------------------------
                                          Rich Dealy, Vice President and
                                           Chief Accounting Officer