Form 10-Q
period 2001-03-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 2001-05-14
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                         Commission File No. 33-11193-1


                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
             (Exact name of Registrant as specified in its charter)


                          Texas                              75-2195512
            ----------------------------------         ---------------------
             (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)            Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ----------
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

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three months
              ended March 31, 2001 and 2000..........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2001...................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2001 and 2000..........................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   10

            Signatures...............................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2001            2000
                                                    -----------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash                                              $   172,504    $   182,206
  Accounts receivable - oil and gas sales               255,541        296,053
                                                     ----------     ----------
        Total current assets                            428,045        478,259
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                5,499,027      5,701,037
Accumulated depletion                                (4,832,692)    (5,019,550)
                                                     ----------     ----------
        Net oil and gas properties                      666,335        681,487
                                                     ----------     ----------
                                                    $ 1,094,380    $ 1,159,746
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    32,069    $    37,242

Partners' capital:
  Managing general partner                               11,864         12,466
  Limited partners (24,426 interests)                 1,050,447      1,110,038
                                                     ----------     ----------
                                                      1,062,311      1,122,504
                                                     ----------     ----------
                                                    $ 1,094,380    $ 1,159,746
                                                     ==========     ==========



  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three months ended
                                                           March 31,
                                                  -------------------------
                                                     2001           2000
                                                  ----------     ----------
Revenues:
  Oil and gas                                     $  383,411     $  366,869
  Interest                                             3,496          2,936
  Gain on disposition of assets                       27,320         15,629
                                                   ---------      ---------
                                                     414,227        385,434
                                                   ---------      ---------
Costs and expenses:
  Oil and gas production                             170,185        159,161
  General and administrative                          11,502         11,006
  Depletion                                           15,152         18,149
  Abandoned property                                  12,271         12,783
                                                   ---------      ---------
                                                     209,110        201,099
                                                   ---------      ---------
Net income                                        $  205,117     $  184,335
                                                   =========      =========
Allocation of net income:
  Managing general partner                        $    2,051     $    1,843
                                                   =========      =========
  Limited partners                                $  203,066     $  182,492
                                                   =========      =========
Net income per limited partnership interest       $     8.31     $     7.47
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners       Total
                                        ----------    ----------    ----------


Balance at January 1, 2001              $   12,466    $1,110,038    $1,122,504

    Distributions                           (2,653)     (262,657)     (265,310)

    Net income                               2,051       203,066       205,117
                                         ---------     ---------     ---------

Balance at March 31, 2001               $   11,864    $1,050,447    $1,062,311
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                         $  205,117     $  184,335
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                         15,152         18,149
       Gain on disposition of assets                    (27,320)       (15,629)
  Changes in assets and liabilities:
       Accounts receivable                               40,512        (55,179)
       Accounts payable                                  10,630         (1,433)
                                                      ---------      ---------
         Net cash provided by operating activities      244,091        130,243
                                                      ---------      ---------
Cash flows provided by investing activities:
  Proceeds from disposition of assets                    11,517         18,129

Cash flows used in financing activities:
  Cash distributions to partners                       (265,310)      (134,767)
                                                      ---------      ---------
Net increase (decrease) in cash                          (9,702)        13,605
Cash at beginning of period                             182,206        170,538
                                                      ---------      ---------
Cash at end of period                                $  172,504     $  184,143
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 5% to $383,411 for the three months ended March 31, 2001 as compared to $366,869 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended March 31, 2001, 11,080 barrels of oil, 1,780 barrels of natural gas liquids ("NGLs") and 11,750 mcf of gas were sold, or 14,818 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 11,876 barrels of oil, 1,997 barrels of NGLs and 9,135 mcf of gas were sold, or 15,396 BOEs.

The average price received per barrel of oil increased slightly from $27.47 for the three months ended March 31, 2000 to $27.48 for the same period in 2001. The average price received per barrel of NGLs increased $1.44, or 12%, from $11.93 for the three months ended March 31, 2000 to $13.37 for the same period in 2001. The average price received per mcf of gas increased 155% from $1.84 during the three months ended March 31, 2000 to $4.69 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Gains on disposition of assets of $27,320 and $15,629 were recognized during the three months ended March 31, 2001 and 2000, respectively. The gain recognized during 2001 was due to $25,956 from equipment credits on one well plugged and abandoned in the current period and $1,364 was due to salvage income from a well abandoned during 2000. The gain recognized during 2000 was comprised of $10,858 from equipment credits on one well plugged and abandoned in the current period and $4,771 salvage income on a well plugged and abandoned during 1999.

Costs and Expenses:

Total costs and expenses increased to $209,110 for the three months ended March 31, 2001 as compared to $201,099 for the same period in 2000, an increase of $8,011, or 4%. This increase was the result of higher production costs and general and administrative expenses ("G&A"), offset by declines in depletion and abandoned property costs.

Production costs were $170,185 for the three months ended March 31, 2001 and $159,161 for the same period in 2000, resulting in an $11,024 increase, or 7%. This increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 5% from $11,006 for the three months ended March 31, 2000 to $11,502 for the same period in 2001, primarily due to an increase in the accrual for tax preparation fees.

Depletion was $15,152 for the three months ended March 31, 2001 as compared to $18,149 for the same period in 2000, a decrease of $2,997, or 17%. This decrease was primarily due to positive revisions to proved reserves during the three months ended March 31, 2001 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 2000.

Abandoned property costs of $12,271 and $12,783 were incurred on the abandonment of one well during each period ended March 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $113,848 during the three months ended March 31, 2001 from the same period in 2000. The increase was primarily attributable to an increase of $17,102 in oil and gas sales receipts and reductions in working capital of $107,754 and abandoned property costs of $512, offset by increases in production costs of $11,024 and G&A expenses of $496. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $29,603 to oil and gas receipts, offset by $12,501 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional well maintenance costs incurred to stimulate well production and increased production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Net Cash Provided  by Investing Activities

Proceeds from disposition of assets of $11,517 and $18,129 were recognized during the three months ended March 31, 2001 and 2000, respectively. The proceeds recognized during both periods were from equipment credits on wells plugged and abandoned.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $265,310, of which $2,653 was distributed to the managing general partner and $262,657 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $134,767, of which $1,348 was distributed to the managing general partner and $133,419 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                           PARKER & PARSLEY PRODUCING
                                           PROPERTIES 87-A, LTD.


                                  By:      Pioneer Natural Resources USA, Inc.
                                            Managing General Partner



Dated:  May 14, 2001              By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President
                                             and Chief Accounting Officer