Form 10-Q
period 2001-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 2001-08-07
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-11193-1


                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
             (Exact name of Registrant as specified in its charter)


                          Texas                                75-2195512
         --------------------------------------------    ---------------------
               (State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization)            Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas           75039
     -------------------------------------------------        ------------
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

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2001 and
              December 31, 2000.......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2001 and 2000......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2001......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2001 and 2000...................................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   11

           Signatures.................................................   12

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS



                                                     June 30,      December 31,
                                                       2001            2000
                                                   -----------     -----------
                                                   (Unaudited)
                ASSETS
Current assets:
  Cash                                             $   341,227     $   182,206
  Accounts receivable - oil and gas sales              243,058         296,053
                                                    ----------      ----------
        Total current assets                           584,285         478,259
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               5,500,277       5,701,037
Accumulated depletion                               (4,847,421)     (5,019,550)
                                                    ----------      ----------
     Net oil and gas properties                        652,856         681,487
                                                    ----------      ----------
                                                   $ 1,237,141     $ 1,159,746
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    31,206     $    37,242

Partners' capital:
  Managing general partner                              13,300          12,466
  Limited partners (24,426 interests)                1,192,635       1,110,038
                                                    ----------      ----------
                                                     1,205,935       1,122,504
                                                    ----------      ----------
                                                   $ 1,237,141     $ 1,159,746
                                                    ==========      ==========



  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                      Three months ended       Six months ended
                                           June 30,                 June 30,
                                   ----------------------    ----------------------
                                      2001         2000        2001         2000
                                   ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                      $ 324,594    $ 329,057    $ 708,005    $ 695,926
  Interest                             3,151        4,213        6,647        7,149
  Gain on disposition of assets       11,917        8,716       39,237       24,345
                                    --------     --------     --------     --------
                                     339,662      341,986      753,889      727,420
                                    --------     --------     --------     --------
Costs and expenses:
  Oil and gas production             163,644      200,770      333,829      359,931
  General and administrative          12,473        9,872       23,975       20,878
  Depletion                           14,729       15,068       29,881       33,217
  Abandoned property                   5,192          286       17,463       13,069
                                    --------     --------     --------     --------
                                     196,038      225,996      405,148      427,095
                                    --------     --------     --------     --------
Net income                         $ 143,624    $ 115,990    $ 348,741    $ 300,325
                                    ========     ========     ========     ========
Allocation of net income:
  Managing general partner         $   1,436    $   1,160    $   3,487    $   3,003
                                    ========     ========     ========     ========
  Limited partners                 $ 142,188    $ 114,830    $ 345,254    $ 297,322
                                    ========     ========     ========     ========
Net income per limited
  partnership interest             $    5.82    $    4.70    $   14.13    $   12.17
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general        Limited
                                      partner        partners        Total
                                     ----------     ----------     ----------


Balance at January 1, 2001           $   12,466     $1,110,038     $1,122,504

    Distributions                        (2,653)      (262,657)      (265,310)

    Net income                            3,487        345,254        348,741
                                      ---------      ---------      ---------

Balance at June 30, 2001             $   13,300     $1,192,635     $1,205,935
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                              June 30,
                                                      ------------------------
                                                         2001         2000
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                          $  348,741    $  300,325
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          29,881        33,217
       Gain on disposition of assets                     (39,237)      (24,345)
  Changes in assets and liabilities:
       Accounts receivable                                52,995       (43,526)
       Accounts payable                                    9,767           197
                                                       ---------     ---------
         Net cash provided by operating activities       402,147       265,868
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (1,249)       (3,387)
  Proceeds from asset dispositions                        23,433        34,391
                                                       ---------     ---------
         Net cash provided by investing activities        22,184        31,004
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (265,310)     (301,342)
                                                       ---------     ---------
Net increase (decrease) in cash                          159,021        (4,470)
Cash at beginning of period                              182,206       170,538
                                                       ---------     ---------
Cash at end of period                                 $  341,227    $  166,068
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
  June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 2% to $708,005 for the six months ended June 30, 2001 as compared to $695,926 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas and NGLs, offset by a decline in production and lower average prices received for oil. For the six months ended June 30, 2001, 20,840 barrels of oil, 3,745 barrels of natural gas liquids ("NGLs") and 24,458 mcf of gas were sold, or 28,661 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 21,685 barrels of oil, 4,984 barrels of NGLs and 22,894 mcf of gas were sold, or 30,485 BOEs.

The average price received per barrel of oil decreased $.19, or 1%, from $27.33 for the six months ended June 30, 2000 to $27.14 for the same period in 2001. The average price received per barrel of NGLs increased $.43, or 4%, from $11.41 during the six months ended June 30, 2000 to $11.84 for the same period in 2001. The average price received per mcf of gas increased 98% from $2.03 for the six months ended June 30, 2000 to $4.01 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Gains on disposition of assets of $39,237 and $24,345 were recognized during the six months ended June 30, 2001 and 2000, respectively. The gain recognized during the period ended June 30, 2001 was due to $25,956 from equipment credits on one well plugged and abandoned in the current period and $13,281 was primarily due to equipment credits received on fully depleted wells. The gain recognized during the period ended June 30, 2000 was comprised of $10,858 from equipment credits on one well plugged and abandoned in the current period and $13,487 salvage income primarily from wells plugged and abandoned during 1999. Expenses incurred during the six months ended June 30, 2001 and 2000 to plug and abandon these wells were $17,463 and $13,069, respectively.

Costs and Expenses:

Total costs and expenses decreased to $405,148 for the six months ended June 30, 2001 as compared to $427,095 for the same period in 2000, a decrease of $21,947, or 5%. This decrease was the result of lower production costs and depletion, offset by increases in abandoned property costs and general and administrative expenses ("G&A").

Production costs were $333,829 for the six months ended June 30, 2001 and $359,931 for the same period in 2000, resulting in a $26,102 decrease, or 7%. The decrease was primarily due to a decline in workover expense, offset by additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 15% from $20,878 for the six months ended June 30, 2000 to $23,975 for the same period in 2001, primarily due to an increase in audit and tax fees.

Depletion was $29,881 for the six months ended June 30, 2001 as compared to $33,217 for the same period in 2000, a decrease of $3,336, or 10%. This decrease was primarily due to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 1% to $324,594 for the three months ended June 30, 2001 as compared to $329,057 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and NGLs and a decline in production, offset by higher average prices received for gas. For the three months ended June 30, 2001, 9,760 barrels of oil, 1,965 barrels of NGLs and 12,708 mcf of gas were sold, or 13,843 BOEs. For the three months ended June 30, 2000, 9,809 barrels of oil, 2,987 barrels of NGLs and 13,759 mcf of gas were sold, or 15,089 BOEs.

The average price received per barrel of oil decreased $.41, or 2%, from $27.16 for the three months ended June 30, 2000 to $26.75 for the same period in 2001. The average price received per barrel of NGLs decreased $.61, or 6%, from $11.07 during the three months ended June 30, 2000 to $10.46 for the same period in 2001. The average price received per mcf of gas increased 57% from $2.15 during the three months ended June 30, 2000 to $3.38 for the same period in 2001.

Gains on disposition of assets of $11,917 and $8,716 were recognized for the three months ended June 30, 2001 and 2000, respectively. The gain recognized during the period ended June 30, 2001 was due to equipment credits received on fully depleted wells. The gain recognized during the period ended June 30, 2000, consisted of $4,981 from equipment credits received on a fully depleted well and $3,735 salvage income on a well plugged and abandoned during 1999. Expenses incurred during the three months ended June 30, 2001 and 2000 to plug and abandon these wells totaled $5,192 and $286, respectively.

Costs and Expenses:

Total costs and expenses decreased to $196,038 for the three months ended June 30, 2001 as compared to $225,996 for the same period in 2000, a decrease of $29,958, or 13%. This decrease was due to declines in production costs and depletion, offset by increases in abandoned property costs and G&A.

Production costs were $163,644 for the three months ended June 30, 2001 and $200,770 for the same period in 2000, resulting in a $37,126 decrease, or 18%. The decrease was primarily due to less workover expense.

During this period, G&A increased 26% from $9,872 for the three months ended June 30, 2000 to $12,473 for the same period in 2001, primarily due to an increase in audit and tax fees.

Depletion was $14,729 for the three months ended June 30, 2001 as compared to $15,068 for the same period in 2000, a decrease of $339, or 2%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $136,279 during the six months ended June 30, 2001 from the same period in 2000. The increase was attributable to an increase of $11,577 in oil and gas sales receipts, a reduction of $106,091 in working capital and a decline of $26,102 in production costs, offset by increases in abandoned property costs of $4,394 and G&A expenses of $3,097. The increase in oil and gas receipts resulted from the increase in gas and NGL prices of $47,580 during 2001, offset by a decline of $31,828 in production and a $4,175 decline resulting from lower oil prices received in 2001 as compared to the same period in 2000. The decrease in production costs was primarily due to a decline in workover expenses, offset by additional well maintenance costs incurred to stimulate well production. The increase in G&A was primarily due to an increase in audit and tax fees.

Net Cash Provided by Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2001 and 2000 were related to upgrade expenditures for oil and gas equipment on active properties.

Proceeds from disposition of assets of $23,433 and $34,391 were received during the six months ended June 30, 2001 and 2000, respectively. The proceeds recognized during the period in 2001 were comprised of $10,152 from equipment credits on one well plugged and abandoned during the current period and $13,281 was from salvage income on fully depleted wells. The proceeds recognized during the period in 2000 were primarily from equipment credits on wells plugged and abandoned during 2000 and 1999.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $265,310, of which $2,653 was distributed to the managing general partner and $262,657 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $301,342, of which $3,013 was distributed to the managing general partner and $298,329 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                           PARKER & PARSLEY PRODUCING
                                              PROPERTIES 87-A, LTD.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  August 6, 2001            By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer