Form 10-Q
period 2001-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-A LTD
filed 2001-11-09
CIK 809016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


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

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000...............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2001...............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000............................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    8


                       Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   13

            Signatures...............................................   14

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS


                                                   September 30,  December 31,
                                                       2001           2000
                                                   -----------    ------------
                                                   (Unaudited)
                      ASSETS
Current assets:
  Cash                                             $   282,471     $   182,206
  Accounts receivable - oil and gas sales              152,062         296,053
                                                    ----------      ----------
           Total current assets                        434,533         478,259
                                                    ----------      ----------
Oil and gas properties - at cost, based on
  the successful efforts accounting method           5,421,875       5,701,037
Accumulated depletion                               (4,812,976)     (5,019,550)
                                                    ----------      ----------
           Net oil and gas properties                  608,899         681,487
                                                    ----------      ----------
                                                   $ 1,043,432     $ 1,159,746
                                                    ==========      ==========
 LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    50,506     $    37,242

Partners' capital:
  Managing general partner                              11,171          12,466
  Limited partners (24,426 interests)                  981,755       1,110,038
                                                    ----------      ----------
                                                       992,926       1,122,504
                                                    ----------      ----------
                                                   $ 1,043,432     $ 1,159,746
                                                    ==========      ==========




The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                             Three months ended        Nine months ended
                                                September 30,             September 30,
                                          ----------------------    ------------------------
                                             2001         2000         2001          2000
                                          ---------    ---------    ----------    ----------
Revenues:
   Oil and gas                            $ 245,446    $ 425,268    $  953,451    $1,121,194
   Interest                                   2,025        4,409         8,672        11,558
   Gain (loss) on disposition of assets      15,138       (1,034)       54,375        23,311
                                           --------     --------     ---------     ---------
                                            262,609      428,643     1,016,498     1,156,063
                                           --------     --------     ---------     ---------
Costs and expenses:
   Oil and gas production                   163,515      232,421       497,344       592,352
   General and administrative                 4,632       12,758        28,607        33,636
   Impairment of oil and gas properties      28,862          -          28,862           -
   Depletion                                 13,851       19,469        43,732        52,686
   Abandoned property                        15,229        4,038        32,692        17,107
                                           --------     --------     ---------     ---------
                                            226,089      268,686       631,237       695,781
                                           --------     --------     ---------     ---------
Net income                                $  36,520    $ 159,957    $  385,261    $  460,282
                                           ========     ========     =========     =========
Allocation of net income:
   Managing general partner               $     366    $   1,600    $    3,853    $    4,603
                                           ========     ========     =========     =========
   Limited partners                       $  36,154    $ 158,357    $  381,408    $  455,679
                                           ========     ========     =========     =========
Net income per limited
   partnership interest                   $    1.48    $    6.49    $    15.61    $    18.66
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners       Total
                                        ----------    ----------    ----------


Balance at January 1, 2001              $   12,466    $1,110,038    $1,122,504

   Distributions                            (5,148)     (509,691)     (514,839)

   Net income                                3,853       381,408       385,261
                                         ---------     ---------     ---------

Balance at September 30, 2001           $   11,171    $  981,755    $  992,926
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  385,261    $  460,282
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Impairment of oil and gas properties               28,862           -
        Depletion                                          43,732        52,686
        Gain on disposition of assets                     (54,375)      (23,311)
Changes in assets and liabilities:
  Accounts receivable                                     143,991       (92,942)
  Accounts payable                                         13,264         7,159
                                                        ---------     ---------
        Net cash provided by operating activities         560,735       403,874
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (3,537)         (829)
  Proceeds from asset dispositions                         57,906        43,366
                                                        ---------     ---------
        Net cash provided by investing activities          54,369        42,537
                                                        ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                         (514,839)     (450,855)
                                                        ---------     ---------
Net increase (decrease) in cash                           100,265        (4,444)
Cash at beginning of period                               182,206       170,538
                                                        ---------     ---------
Cash at end of period                                  $  282,471    $  166,094
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $28,862 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Note 4.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $2,624,622 of which $2,589,227 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 15% to $953,451 for the nine months ended September 30, 2001 as compared to $1,121,194 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and natural gas liquids ("NGLs") and a decline in production, offset by higher average prices received for gas. For the nine months ended September 30, 2001, 28,916 barrels of oil, 5,946 barrels of NGLs and 32,901 mcf of gas were sold, or 40,346 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 33,684 barrels of oil, 7,631 barrels of NGLs and 34,418 mcf of gas were sold, or 47,051 BOEs. Of the decrease, 2,155 BOEs are attributable to the fact that on July 1, 2001, the Partnership's revenue and operating expense allocation reverted to 80.808081% from 95.959595% pursuant to the Program agreement governing the Partnership which provides for a reversionary interest of 80.808081% once cumulative distributions equal initial partners' capital ("Reversionary Interest"). Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.48, or 5%, from $28.33 for the nine months ended September 30, 2000 to $26.85 for the same period in 2001. The average price received per barrel of NGLs decreased $.90, or 8%, from $11.64 during the nine months ended September 30, 2000 to $10.74 for the same period in 2001. The average price received per mcf of gas increased 52% from $2.27 during the nine months ended September 30, 2000 to $3.44 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Gains on disposition of assets of $54,375 and $23,311 were recognized during the nine months ended September 30, 2001 and 2000, respectively. The gain recognized during the period ended September 30, 2001 was due to $45,790 from salvage income on two wells plugged and abandoned in the current period and $8,585 was primarily due to equipment credits received on fully depleted wells. The gain recognized during the period ended September 30, 2000 was comprised of $10,858 from equipment credits on one well plugged and abandoned in the current period and $17,081 salvage income primarily from wells plugged and abandoned during 1999, offset by a $4,628 loss on the abandonment of two additional wells plugged in the current period. Expenses incurred during the nine months ended September 30, 2001 and 2000 to plug and abandon these wells were $32,692 and $17,107, respectively.

Costs and Expenses:

Total costs and expenses decreased to $631,237 for the nine months ended September 30, 2001 as compared to $695,781 for the same period in 2000, a decrease of $64,544, or 9%. This decrease was the result of lower production costs, depletion and general and administrative expenses ("G&A"), offset by increases in the impairment of oil and gas properties and abandoned property costs.

Production costs were $497,344 for the nine months ended September 30, 2001 and $592,352 for the same period in 2000, resulting in a $95,008 decrease, or 16%. The decrease was primarily due to lower workover expenses and well maintenance costs and a 5% decline in lease operating costs and production taxes attributable to the Revisionary Interest change, offset by higher ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 15%, from $33,636 for the nine months ended September 30, 2000 to $28,607 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues and the Revisionary Interest change as noted above.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $28,862 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Depletion was $43,732 for the nine months ended September 30, 2001 as compared to $52,686 for the same period in 2000, representing a decrease of $8,954, or 17%. This decrease was the result of a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000 and a decline in oil production of 4,768 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 42% to $245,446 for the three months ended September 30, 2001 as compared to $425,268 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended September 30, 2001, 8,076 barrels of oil, 2,201 barrels of NGLs and 8,443 mcf of gas were sold, or 11,684 BOEs. For the three months ended September 30, 2000, 11,999 barrels of oil, 2,647 barrels of NGLs and 11,524 mcf of gas were sold, or 16,567 BOEs. Of the decrease, 2,154 BOEs were attributable to the Reversionary Interest change occurring. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $4.01, or 13%, from $30.14 for the three months ended September 30, 2000 to $26.13 for the same period in 2001. The average price received per barrel of NGLs decreased $3.17, or 26%, from $12.05 during the three months ended September 30, 2000 to $8.88 for the same period in 2001. The average price received per mcf of gas decreased 36% from $2.75 during the three months ended September 30, 2000 to $1.77 for the same period in 2001.

Gain on disposition of assets of $15,138 recognized during the three months ended September 30, 2001 consisted of $11,280 from salvage income received on two wells plugged and abandoned during the current period and $3,858 from equipment credits on fully depleted wells. Loss on disposition of assets of $1,034 recognized during the three months ended September 30, 2000 resulted primarily from the loss on the abandonment of two wells plugged during the current period. Expenses incurred during the three months ended September 30, 2001 and 2000 to plug and abandon these wells were $15,229 and $4,038, respectively.

Costs and Expenses:

Total costs and expenses decreased to $226,089 for the three months ended September 30, 2001 as compared to $268,686 for the same period in 2000, a decrease of $42,597, or 16%. This decrease was the result of lower production costs, G&A and depletion, offset by increases in the impairment of oil and gas properties and abandoned property costs.

Production costs were $163,515 for the three months ended September 30, 2001 and $232,421 for the same period in 2000, resulting in a $68,906 decrease, or 30%. The decrease was primarily due to lower workover expenses and well maintenance costs and a 14% decline in lease operating costs and production taxes attributable to the Reversionary Interest change, offset by higher ad valorem taxes.

During this period, G&A decreased 64% from $12,758 for the three months ended September 30, 2000 to $4,632 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

The Partnership recognized a non-cash impairment provision of $28,862 related to its proved oil and gas properties during the three months ended September 30, 2001.

Depletion was $13,851 for the three months ended September 30, 2001 as compared to $19,469 for the same period in 2000, representing a decrease of $5,618, or 29%. This decrease was attributable to a decline in oil production of 3,923 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $156,861 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. The increase was attributable to decreases in production costs of $95,008, G&A expenses of $5,029 and working capital of $243,038, offset by a decrease in oil and gas sales receipts of $170,629 and an increase in abandoned property costs of $15,585. The decrease in oil and gas receipts resulted from lower oil and NGL prices during 2001 of $56,571 and a $151,359 decline in production and Reversionary Interest change during 2001 as compared to the same period in 2000, offset by an increase of $37,301 resulting from higher gas prices received. The decrease in production costs was primarily due to lower workover expenses and well maintenance costs and the Reversionary Interest change, offset by higher ad valorem taxes. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues and the Reversionary Interest change.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2001 and 2000 were related to upgrades of oil and gas equipment on active properties.

Proceeds from disposition of assets of $57,906 and $43,366 were received during the nine months ended September 30, 2001 and 2000, respectively. The proceeds recognized during the period in 2001 were comprised of $45,790 from salvage income on two wells plugged and abandoned in the current period and $12,116 from equipment credits received on active wells. The proceeds recognized during the period in 2000 were primarily from equipment credits on wells plugged and abandoned during 2000 and 1999.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $514,839, of which $5,148 was distributed to the managing general partner and $509,691 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $450,855, of which $4,509 was distributed to the managing general partner and $446,346 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY PRODUCING
                                            PROPERTIES 87-A, LTD.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  November 9, 2001            By:    /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                            Chief Accounting Officer